Form 10-K/A
period 2020-12-31
Seven Oaks Acquisition Corp.
filed 2021-06-03
CIK 1828672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-39817

SEVEN OAKS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3316188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

445 Park Avenue, 17th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (917) 214-6371

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately: N/A.

As of June 3, 2021, there were 25,875,000 shares of Class A common stock and 6,468,750 shares of Class B common stock of the registrant issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Seven Oaks Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Seven Oaks Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 31, 2021 (the "Original Filing").

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 22, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 19, 2021, the Company’s board of directors, in consultation with its management, concluded that its previously issued Financial Statements for the period as of December 31, 2020 and the period from September 23, 2020 (inception) through December 31, 2020 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on December 22, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART I

Item 1A. Risk Factors.

New Risk Factors in this Amendment

The following risk factors, which relate to the matters discussed in the Explanatory Note, have been added to this Amendment. Other than this section, “New Risk Factors in this Amendment,” the remainder of Item 1A. Risk Factors has not been updated to reflect developments since March 31, 2021, the date of the Original Filing. However, all Risk Factors not updated should be read in light of the information presented below.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis

As described elsewhere in this Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K/A.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Our warrants are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial business combination.

We account for our Warrants as derivative warrant liabilities. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

The SEC issued guidance on the application of warrant accounting guidance which required that our warrants be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or NYSE regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of our financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in SVOK’s reported financial information and could subject SVOK to civil or criminal penalties or shareholder litigation. SVOK could face monetary judgments, penalties or other sanctions that could have a material adverse effect on SVOK’s business, financial condition and results of operations and could cause its stock price to decline.

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

References to “we”, “us”, “our” or the “Company” are to Seven Oaks Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Seven Oaks Acquisition Corp. (the "Company") for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from September 23, 2020 (inception) to December 31, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 22, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 19, 2021, the Company’s board of directors, in consultation with its management, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on December 22, 2020, in light of the SEC Staff’s published views. Based on this reassessment, and after consultation with our audit committee and independent registered accounting firm we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, total assets, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from September 23, 2020 (inception) through December 31, 2020 we had net loss of approximately $4.2 million, which consisted of approximately $3.9 million loss from changes in fair value of derivative warrant liabilities, approximately $0.2 million of financing costs approximately $85,000 in general and administrative expenses, $20,000 in general and administrative expenses – related party, approximately $55,000 of franchise tax expenses, and a $142 net loss on investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we allocated approximately $0.2 million of offering costs to the warrant liabilities. In addition, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from September 23, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of approximately $3.9 million.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 23,364,811 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

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

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 12,937,500 common stock warrants to investors in our Initial Public Offering and issued 5,587,500 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants and Private Warrants is estimated using a Binomial Lattice in a risk-neutral framework. The future stock price of the Company is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

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

Item 8. Financial Statements and Supplementary Data.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 22, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from September 23, 2020 (inception) through December 31, 2020, have been restated

Basis for Opinion

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020

Hartford, CT

March 31, 2021, except for the effects of the restatement discussed in Note 2, 7 and 9 as to which the date is June 3, 2021

SEVEN OAKS ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

(Restated – See Note 2)

Assets:
Current assets:
Cash	$1,764,324
Prepaid expenses	759,541
Total current assets	2,523,865
Investments held in Trust Account	258,749,858
Total Assets	261,273,723

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$52,319
Accrued expenses	103,335
Franchise tax payable	54,695
Total current liabilities	210,349
Derivative warrant liabilities	22,415,255
Total Liabilities	22,625,604

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value; 23,364,811 shares subject to possible redemption at $10.00 per share	233,648,110

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,510,189 shares issued and outstanding (excluding 23,364,811 shares subject to possible redemption)	251
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647
Additional paid-in capital	9,216,854
Accumulated deficit	(4,217,743)
Total stockholders' equity	5,000,009
Total Liabilities and Stockholders' Equity	$261,273,723

The accompanying notes are an integral part of these financial statements.

SEVEN OAKS ACQUISITION CORP.
STATEMENT OF OPERATIONS

For the Period from September 23, 2020 (inception) through December 31, 2020

(Restated – See Note 2)

General and administrative expenses	$84,565
General and administrative expenses - related party	20,000
Franchise tax expenses	54,695
Loss from operations	(159,260)
Financing costs - derivative warrant liabilities	(168,086)
Change in fair value of derivative warrant liabilities	(3,890,255)
Net loss from investments held in Trust Account	(142)
Net loss	$(4,217,743)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	25,571,831
Basic and diluted net income per share, common stock subject to possible redemption	$-
Weighted average shares outstanding of common stock - non-redeemable, basic and diluted	5,767,811
Basic and diluted net loss per share, common stock - non-redeemable	$(0.73)

The accompanying notes are an integral part of these financial statements.

SEVEN OAKS ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from September 23, 2020 (inception) through December 31, 2020

(Restated – See Note 2)

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 23, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to initial stockholders	-	-	6,468,750	647	24,353	-	25,000
Sale of units in initial public offering, less fair value of public warrants	25,875,000	2,588	-	-	245,809,913	-	245,812,501
Offering costs	-	-	-	-	(2,971,639)	-	(2,971,639)
Common stock subject to possible redemption	(23,364,811)	(2,337)	-	-	(233,645,773)	-	(233,648,110)
Net loss	-	-	-	-	-	(4,217,743)	(4,217,743)
Balance - December 31, 2020	2,510,189	$251	6,468,750	$647	$9,216,854	$(4,217,743)	$5,000,009

The accompanying notes are an integral part of these financial statements.

SEVEN OAKS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the period from September 23, 2020 (inception) through December 31, 2020

(Restated – See Note 2)

Cash Flows from Operating Activities:
Net loss	$(4,217,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing costs - derivative warrant liabilities	168,086
Change in fair value of derivative warrant liabilities	3,890,255
Net loss from investments held in Trust Account	142
Changes in operating assets and liabilities:
Prepaid expenses	(759,541)
Accounts payable	18,249
Accrued expenses	33,335
Franchise tax payable	54,695
Net cash used in operating activities	(812,522)
Cash Flows from Investing Activities
Cash deposited in Trust Account	(258,750,000)
Net cash used in investing activities	(258,750,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the initial stockholders	25,000
Proceeds from note payable to related party	105,000
Repayment of note payable to related party	(105,000)
Proceeds received from initial public offering, gross	258,750,000
Proceeds received from private placement	5,587,501
Offering costs paid	(3,035,655)
Net cash provided by financing activities	261,326,846
Net increase in cash	1,764,324
Cash - beginning of the period	-
Cash - end of the period	$1,764,324
Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Offering costs included in accounts payable	$34,070
Initial Value of Class A common stock subject to possible redemption	$237,636,460
Change in Value of Class A common stock subject to possible redemption	$(3,988,350)

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,587,500 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $5.6 million (Note 5).

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

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii)  by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor and Jones & Associates, Inc. (“Jones & Associates”) to purchase Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of $105,000 under the Note (as defined in Note 5). The Company repaid the Note in full on December 22, 2020. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2—Restatement of Previously Issued Financial Statements

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase common stock that the Company issued in December 2020 (the “Warrants”), the Company’s previously issued financial statements for the period from September 23, 2020 (inception) through December 31, 2020 (the “Affected Periods”), should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 22, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities at fair value with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on December 22, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of December 31, 2020 and for the period from September 23, 2020 (inception) through December 31, 2020 should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$261,273,723	$-	$261,273,723
Liabilities and stockholders’ equity
Total current liabilities	$210,349	$-	$210,349
Deferred underwriting commissions		-	-
Derivative warrant liabilities	-	22,415,255	22,415,255
Total liabilities	210,349	22,415,255	22,625,604
Class A common stock, $0.0001 par value; shares subject to possible redemption	256,063,370	(22,415,260)	233,648,110
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	27	224	251
Class B common stock - $0.0001 par value	647	-	647
Additional paid-in-capital	5,158,732	4,058,122	9,216,854
Accumulated deficit	(159,402)	(4,058,341)	(4,217,743)
Total stockholders’ equity	5,000,004	5	5,000,009
Total liabilities and stockholders’ equity	$261,273,723	$-	$261,273,723

	Period From September 23, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(159,260)	$-	$(159,260)
Other (expense) income:
Financing costs - derivative warrant liabilities	-	(168,086)	(168,086)
Change in fair value of derivative warrant liabilities	-	(3,890,255)	(3,890,255)
Net loss from investments held in Trust Acount	(142)	-	(142)
Total other (expense) income	(142)	(4,058,341)	(4,058,483)
Net loss	$(159,402)	$(4,058,341)	$(4,217,743)

Basic and Diluted weighted-average Class A common shares outstanding	25,615,056	(43,225)	25,571,831
Basic and Diluted net income per Class A common shares	$-	-	$-
Basic and Diluted weighted-average Class B common shares outstanding	5,762,948	4,863	5,767,811
Basic and Diluted net loss per Class B common shares	$(0.03)	$(0.70)	$(0.73)

	Period From September 23, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net cash used in operating activities	(812,522)	-	(812,522)
Net cash used in investing activities	(258,750,000)	-	(258,750,000)
Net cash provided by financing activities	261,326,846	-	261,326,846
Net change in cash	$1,764,324	$-	$1,764,324

In addition, the impact to the balance sheet dated December 22, 2020, filed on Form 8-K on December 30, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $18.5 million increase to the derivative warrant liabilities line item at December 22, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. There was no change to total stockholders’ equity at the reported balance sheet date.

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the Affected Periods, are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The fair value of the Public Warrants (if not market observed) and Private Warrants is estimated using a Binomial Lattice in a risk-neutral framework. The future stock price of the Company is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 23,364,811 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 12,937,500 warrants in connection with the Initial Public Offering (the “Public Warrants”) 5,587,500 warrants in a Private Placement (the “Private Placement Warrants”). These warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants (if not market observed) and Private Warrants is estimated using a Binomial Lattice in a risk-neutral framework. The future stock price of the Company is modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement, as well as the warrants issued upon conversion of the Note (as defined in Note 5), to purchase an aggregate of 18,525,000 shares of common stock in the calculation of diluted loss per common share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common stock for the period presented.

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

Non-redeemable common stock includes Founder Shares (as defined in Note 5) and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

For The Period From September 23, 2020 (inception) through December 31, 2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$(128)
Less: Company's portion available to be withdrawn to pay taxes	128
Net income attributable	$-
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	25,571,831
Basic and diluted net income per common share, Class A common stock subject to possible redemption	$-

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(4,217,743)
Net income allocable to Class A common stock subject to possible redemption	-
Non-redeemable net loss	$(4,217,743)
Denominator: weighted average Non-redeemable common stock	-
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,767,811
Basic and diluted net loss per common share, Non-redeemable common stock	$(0.73)

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

Note 4—Initial Public Offering

On December 22, 2020, the Company consummated its Initial Public Offering of 25,875,000 Units, including 3,375,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $258.8 million, and incurring offering costs of approximately $3.1 million.

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

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

Note 6—Commitments and Contingencies

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

Note 7— Derivative Warrant Liabilities

The Company has 12,937,500 public warrants and 5,587,500 private warrants outstanding as of December 31, 2020.

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

Note 8—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 25,875,000 shares of Class A common stock issued or outstanding including 23,364,811 shares subject to possible redemption.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$275,000,000	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$-	$-	$15,654,375
Derivative warrant liabilities - Private warrants	$-	$-	$6,760,880

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There was no transfer in or out of Level 3 measurements in the period from September 23 (inception) through December 31, 2020.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using a Binomial Lattice model and Black-Scholes.

The fair value of the Public Warrants issued in connection with the Public Offering have been measured at fair value using a Binomial Lattice model. The fair value of the warrants issued in the Private Placement were estimated using Black-Scholes.

The estimated fair value of the Private Placement Warrants and the Public Warrants is determined using Level 3 inputs. Inherent in a Binomial Lattice model and Black-Scholes are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 22, 2020	As of December 31, 2020
Volatility	19.5%	21.0%
Stock price	$9.50	$9.75
Expected life of the options to convert	5.33	5.33
Risk-free rate	0.55%	0.53%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from September 23, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at September 23, 2020 (inception)	$-
Issuance of Public and Private Warrants	18,525,000
Change in fair value of derivative warrant liabilities	3,890,255
Derivative warrant liabilities at December 31, 2020	$22,415,255

Note 10—Income Taxes

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(19.4)%
Financing costs – derivative warrant liabilities	(0.8)%
Change in valuation allowance	(0.8)%
Income tax provision expense	0.0%

Note 11—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through June 3, 2021, the date the financial statements were issued required potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39817), filed with the SEC on December 23, 2020).

3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-251062), filed with the SEC on December 11, 2020).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-251062), filed with the SEC on December 11, 2020).

4.2	Specimen Class A common stock Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-251062), filed with the SEC on December 11, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-251062), filed with the SEC on December 11, 2020).

4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of December 17, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39817), filed with the SEC on December 23, 2020).

4.5(1)	Description of Securities

10.1	Letter Agreement, dated December 17, 2020, by and among the Company, Seven Oaks Sponsor LLC, Jones & Associates, Inc. and each of the initial stockholders of the Company (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39817), filed with the SEC on December 23, 2020).

10.2	Investment Management Trust Agreement, dated December 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39817), filed with the SEC on December 23, 2020).

10.3	Registration Rights Agreement, dated December 17, 2020, by and among the Company, Seven Oaks Sponsor LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39817), filed with the SEC on December 23, 2020).

10.4	Private Placement Warrants Purchase Agreement, dated December 17, 2020, by and among the Company and Seven Oaks Sponsor LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39817), filed with the SEC on December 23, 2020).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Initial 10-K filed on March 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 3, 2021

SEVEN OAKS ACQUISITION CORP.

By:	/s/ Gary Matthews
Name: Gary Matthews
Title: Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Gary Matthews	Chief Executive Officer and Director	June 3, 2021
Gary Matthews	(Principal Executive Officer)

/s/ Andrew Pearson	Chief Financial Officer	June 3, 2021
Andrew Pearson	(Principal Financial and Accounting Officer)

/s/ Mark Hauser	Director	June 3, 2021
Mark Hauser

/s/ Eileen Serra	Director	June 3, 2021
Eileen Serra

/s/ Regynald Washington	Director	June 3, 2021
Regynald Washington

/s/ Heidi Manna	Director	June 3, 2021
Heidi Manna