Form 10-Q
period 2021-06-30
Seven Oaks Acquisition Corp.
filed 2021-08-13
CIK 1828672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, 25,875,000 Class A common stock, par value $0.0001 per share, and 6,468,750 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SEVEN OAKS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

SEVEN OAKS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$935,115	$1,764,324
Prepaid expenses	583,224	759,541
Total current assets	1,518,339	2,523,865
Investments held in Trust Account	258,801,400	258,749,858
Total Assets	$260,319,739	$261,273,723

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$25,190	$52,319
Accrued expenses	1,354,505	103,335
Franchise tax payable	49,863	54,695
Total current liabilities	1,429,558	210,349
Derivative warrant liabilities	21,859,500	22,415,255
Total Liabilities	23,289,058	22,625,604

Commitments and Contingencies (Note 5)

Class A common stock, $0.0001 par value; 23,203,068 and 23,364,811 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	232,030,680	233,648,110

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,671,932 and 2,510,189 shares issued and outstanding (excluding 23,203,068 and 23,364,811 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	268	251
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding as of June 30, 2021 and December 31, 2020	647	647
Additional paid-in capital	10,834,267	9,216,854
Accumulated Deficit	(5,835,181)	(4,217,743)
Total stockholders' equity	5,000,001	5,000,009
Total Liabilities and Stockholders' Equity	$260,319,739	$261,273,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5//

SEVEN OAKS ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
General and administrative expenses	$1,158,344	$2,033,014
General and administrative expenses - related party	60,000	120,000
Franchise tax expenses	49,863	71,721
Loss from operations	(1,268,207)	(2,224,735)
Change in fair value of derivative warrant liabilities	(5,001,745)	555,755
Income from investments held in Trust Account	7,521	51,542
Net loss	$(6,262,431)	$(1,617,438)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	23,822,429	23,597,451
Basic and diluted net income per share, common stock subject to possible redemption	$—	$—
Weighted average shares outstanding of common stock - non-redeemable, basic and diluted	8,521,321	8,746,299
Basic and diluted net loss per share, common stock - non-redeemable	$(0.73)	$(0.18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEVEN OAKS ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — December 31, 2020	2,510,189	$251	6,468,750	$647	$9,216,854	$(4,217,743)	$5,000,009
Common stock subject to possible redemption	(464,500)	(46)	—	—	(4,644,954)	—	(4,645,000)
Net income	—	—	—	—	—	4,644,993	4,644,993
Balance — March 31, 2021 (unaudited)	2,045,689	$205	6,468,750	$647	$4,571,900	$427,250	$5,000,002
Common stock subject to possible redemption	626,243	63	—	—	6,262,367	—	6,262,430
Net loss	—	—	—	—	—	(6,262,431)	(6,262,431)
Balance - June 30, 2021 (unaudited)	2,671,932	$268	6,468,750	$647	$10,834,267	$(5,835,181)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEVEN OAKS ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(1,617,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(555,755)
Income from investments held in Trust Account	(51,542)
Changes in operating assets and liabilities:
Prepaid expenses	176,317
Accounts payable	(27,129)
Accrued expenses	1,251,170
Franchise tax payable	(4,832)
Net cash used in operating activities	(829,209)

Net decrease in cash	(829,209)

Cash - beginning of the period	1,764,324
Cash - end of the period	$935,115

Supplemental disclosure of noncash activities:
Change in Value of Class A common stock subject to possible redemption	$(1,617,430)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 23, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and investment income on investments held in trust account from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination and Proposed Private Placement

On June 13, 2021, the Company (“SVOK”), entered into an agreement and plan of merger by and among SVOK, Blossom Merger Sub Inc., a direct, wholly-owned subsidiary of SVOK (“Blossom Merger Sub”), Blossom Merger Sub II, LLC, a direct, wholly-owned subsidiary of SVOK (“Blossom Merger Sub II”), and Giddy Inc., a Delaware corporation (“Boxed”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement has been approved by SVOK’s and Boxed’s board of directors and adopted by Boxed’s stockholders. If the Merger Agreement is approved by SVOK’s stockholders, and the transactions contemplated by the Merger Agreement are consummated, (a) Blossom Merger Sub will merge with and into Boxed (the “First Merger”), with Boxed being the surviving entity in the First Merger and continuing (immediately following the First Merger) as a wholly-owned subsidiary of the Company (the “Surviving Corporation”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Blossom Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Blossom Merger Sub II being the surviving entity in the Second Merger and continuing (immediately following the Second Merger) as a wholly-owned subsidiary of the Company (the “Business Combination”). In addition, in connection with the consummation of the Business Combination, SVOK will be renamed “Boxed, Inc.” and is referred to herein as “New Boxed” as of the time following such change of name.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with the execution and delivery of the Business Combination Agreement, certain institutional accredited investors (the “PIPE Investors”) entered into subscription agreements pursuant to which the PIPE Investors have committed to subscribe for and purchase up to an aggregate of XXXXX shares of Parent common stock (the “PIPE Shares”) at a purchase price per share of $10.00. Certain of the Company’s officers and directors have committed to purchase an aggregate of XXXX of the PIPE Shares as part of the PIPE Investment. The purchase of the PIPE Shares will be consummated concurrently with the closing.

Under the Merger Agreement, SVOK has agreed to acquire all of the outstanding equity interests of Boxed for approximately $550 million in aggregate consideration to be paid at the effective time of the Business Combination. Such consideration will be paid in stock in New Boxed, calculated based on the per share merger consideration value formula as set forth in the Merger Agreement and, in the case of the shares of common stock of New Boxed, calculated based on a price of $10 per share (the “Closing Price”).

Pursuant to the Merger Agreement, at the effective time of the Business Combination, each option exercisable for Boxed equity that is outstanding and unexercised immediately prior to the effective time of the Business Combination shall be assumed and converted into a newly issued option exercisable for Class A common stock of New Boxed.

The parties to the Merger Agreement have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of Boxed and SVOK and its subsidiaries prior to the closing of the Business Combination.

The closing of the Business Combination is subject to certain customary conditions, including, among other things: (i) approval by SVOK’s stockholders of the Merger Agreement, the Business Combination and certain other actions related thereto; (ii) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) SVOK having at least $175 million of cash at the closing of the Business Combination, consisting of cash held in its trust account and the aggregate amount of cash actually invested in (or contributed to) the Company pursuant to the Subscription Agreements (as defined below), after giving effect to redemptions of public shares, if any, but before giving effect to the consummation of the closing of the Business Combination and the payment of Boxed’s and certain of SVOK’s outstanding transaction expenses as contemplated by the Merger Agreement (the “Minimum Cash Condition”); and (iv) the shares of Class A common stock of New Boxed to be issued in connection with the Business Combination having been approved for listing on the Nasdaq Capital Market (“Nasdaq”) subject only to official notice of issuance thereof.

For further details on the contemplated merger, please see the Form 8-K filed with the Securities and Exchange Commission on June 14, 2021 and the Company’s Form S-4 filing on July 20, 2021.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $935,000 in its operating bank accounts and working capital of approximately $139,000, (not taking into account tax obligations of approximately $50,000 that may be paid using investment income earned from Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor and Jones & Associates, Inc. (“Jones & Associates”) to purchase Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $105,000 under the Note (as defined in Note 4). The Company repaid the Note in full on December 22, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company's officers, directors and Initial Shareholders may, but are not obligated, to provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that it may be probable that the Company would be unable to meet its obligations as they become due within one year raising substantial doubt about the Company’s ability to continue as a going concern. However, management has determined that it has access to funds from the Company’s Sponsor that are sufficient to fund our working capital needs until the earlier of the consummation of a Business Combination or a minimum one year from the date of issuance of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2—Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Amended and Restated Annual Report on Form 10-K for the period ended December 31, 2020 filed with the SEC on June 3, 2021.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at June 30, 2021 or December 31, 2020.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of June 30, 2021 and December 31, 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value.  Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet due to their short-term nature.

Fair Value Measurements

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for its 18,525,000 warrants issued in connection with its Initial Public Offering (12,937,500) and Private Placement (5,587,500) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At the Initial Public Offering date and December 31, 2020, the fair value of the Public Warrants and Private Placement Warrants were estimated using a Binomial Lattice in a risk-neutral framework. Specifically, the future stock price of the Company was modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Warrant payoff was calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

At June 30, 2021, the Company used market observed prices to determine fair value. Additionally, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 23,203,068 and 23,364,811 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement, as well as the warrants issued upon conversion of the Note (as defined in Note 4), to purchase an aggregate of 18,525,000 shares of common stock in the calculation of diluted income per common share, since the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per common share is the same as basic net income per common stock for the period presented.

The Company’s condensed consolidated statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

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

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For The Three Months Ended	For The Six Months Ended
	June 30, 2021	June 30, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$6,744	$46,218
Less: Company's portion available to be withdrawn to pay taxes	(6,744)	(46,218)
Net income attributable	$—	$—
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	23,822,429	23,597,451
Basic and diluted net income per common share, Class A common stock subject to possible redemption	$—	$—

Non-Redeemable Common Stock
Numerator: Net income minus net earnings
Net loss	$(6,262,431)	$(1,617,438)
Less: Net income allocable to Class A common stock subject to possible redemption	—	—
Non-redeemable net loss	$(6,262,431)	$(1,617,438)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,521,321	8,746,299
Basic and diluted net loss per common share, Non-redeemable common stock	$(0.73)	$(0.18)

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Service and Administrative Fees

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative services provided to members of the management team. For the three and six months ended on June 30, 2021, Company incurred and paid approximately $60,000 and $120,000 in expenses for these services, respectively.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6 — Derivative Warrant Liabilities

As of June 30, 2021 and December 31, 2020, the Company had 12,937,500 Public Warrants and 5,587,500 Private Warrants outstanding.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

●	in whole and not in part;
●	at a price of $0.01 per Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 25,875,000 shares of Class A common stock issued or outstanding including 23,203,068 and 23,364,811 shares subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed consolidated balance sheets, respectively.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8—Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of December 31, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$258,749,858	$—	$—
Liabilities:
Derivative warrant liabilities - public warrants	$—	$—	$15,654,375
Derivative warrant liabilities - private warrants	—	—	6,760,880
	$258,749,858	$—	$22,415,255

	Fair Value Measured as of June 30, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$258,801,400	$—	$—
Liabilities:
Derivative warrant liabilities - public warrants	$15,266,250	$6,593,250	$—
Derivative warrant liabilities - private warrants	—	—	—
	$15,266,250	$6,593,250	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. In the six months ended June 30, 2021, the estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded beginning in February 2021.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement as of June 30, 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, the Private Placement Warrants are classified as Level 2.

The change in the fair value of derivative warrant liabilities for three and six months ended June 30, 2021 is summarized as follows:

	Public Warrants	Private Warrants	Total
Derivative warrant liabilities at January 1, 2021	$15,654,375	$6,760,880	$22,415,255
Change in fair value of derivative warrant liabilities	(3,881,250)	(1,676,250)	(5,557,500)
Derivative warrant liabilities at March 31, 2021	11,773,125	5,084,630	16,857,755
Change in fair value of derivative warrant liabilities	3,493,125	1,508,620	5,001,745
Derivative warrant liabilities at June 30, 2021	$15,266,250	$6,593,250	$21,859,500

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Seven Oaks Acquisition Corp.,” “Seven Oaks,” “our,” “us” or “we” refer to Seven Oaks Acquisition Corp.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $6.3 million, which consisted of approximately $1.2 million in general and administrative expenses, $60,000 in related party administrative fee, approximately $50,000 in franchise tax expense and approximately $5.0 million in change in fair value of warrant liabilities, partially offset by approximately $7,000 of net gain from investments held in Trust Account.

For the six months ended June 30, 2021, we had net loss of approximately $1.7 million, which consisted of approximately $2.0 million in general and administrative expenses, $120,000 in related party administrative fee, approximately $72,000 in franchise tax expense, partially offset by approximately $556,000 in change in fair value of warrant liabilities and $52,000 of net gain from investments held in Trust Account.

Proposed Business Combination [Counsel to review]

As more fully described in Note 1 to the condensed consolidated financial statements provided by Item 1 to this Form 10-Q, On June 13, 2021, we (“SVOK”), entered into an agreement and plan of merger by and among SVOK, Blossom Merger Sub Inc., a direct, wholly-owned subsidiary of SVOK (“Blossom Merger Sub”), Blossom Merger Sub II, LLC, a direct, wholly-owned subsidiary of SVOK (“Blossom Merger Sub II”), and Giddy Inc., a Delaware corporation (“Boxed”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

The closing of the Business Combination is subject to certain customary conditions, including, among other things: (i) approval by SVOK’s stockholders of the Merger Agreement, the Business Combination and certain other actions related thereto; (ii) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) SVOK having at least $175 million of cash at the closing of the Business Combination, consisting of cash held in its trust account and the aggregate amount of cash actually invested in (or contributed to) the Company pursuant to the Subscription Agreements (as defined below), after giving effect to redemptions of public shares, if any, but before giving effect to the consummation of the closing of the Business Combination and the payment of Boxed’s and certain of SVOK’s outstanding transaction expenses as contemplated by the Merger Agreement (the “Minimum Cash Condition”); and (iv) the shares of Class A common stock of New Boxed to be issued in connection with the Business Combination having been approved for listing on the Nasdaq Capital Market (“Nasdaq”) subject only to official notice of issuance thereof.

For further details on the contemplated merger, please see the Form 8-K filed with the Securities and Exchange Commission on June 14, 2021 and our Form S-4 filing on July 20, 2021.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $935,000 in its operating bank accounts and working capital of approximately $139,000, (not taking into account tax obligations of approximately $50,000 that may be paid using investment income earned from Trust Account).

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that it may be probable that the Company would be unable to meet its obligations as they become due within one year raising substantial doubt about the Company’s ability to continue as a going concern. However, management has determined that it has access to funds from the Company’s Sponsor that are sufficient to fund our working capital needs until the earlier of the consummation of a Business Combination or a minimum one year from the date of issuance of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, we had no borrowings under the Working Capital Loans.

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

We account for our 18,525,000 warrants issued in connection with its Initial Public Offering (12,937,500) and Private Placement (5,587,500) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. At the Initial Public Offering date and December 31, 2020, the fair value of the Public Warrants and Private Placement Warrants were estimated using a Binomial Lattice in a risk-neutral framework. Specifically, the future stock price of our Company was modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Warrant payoff was calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

At June 30, 2021, we used market observed prices to determine fair value. Additionally, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

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

Net Income Per Share of Common Stock

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement, as well as the warrants issued upon conversion of the Note (as defined in Note 4), to purchase an aggregate of 18,525,000 shares of common stock in the calculation of diluted income per common share, since the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per common share is the same as basic net income per common stock for the period presented.

Our condensed consolidated statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.Controls and Procedures [Company to review]

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021.

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

32.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

June
Dated: August 13, 2021	SEVEN OAKS ACQUISITION CORP.

	By:	/s/ Gary Matthews
	Name:	Gary Matthews
	Title:	Chief Executive Officer