Form 10-Q
period 2021-09-30
Seven Oaks Acquisition Corp.
filed 2021-11-10
CIK 1828672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2021, 25,875,000 shares of Class A common stock, par value $0.0001 per share, and 6,468,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SEVEN OAKS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

Page
PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

SEVEN OAKS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$535,518	$1,764,324
Prepaid expenses	501,641	759,541
Total current assets	1,037,159	2,523,865
Investments held in Trust Account	258,804,731	258,749,858
Total Assets	$259,841,890	$261,273,723

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$41	$52,319
Accrued expenses	1,861,478	103,335
Franchise tax payable	116,701	54,695
Total current liabilities	1,978,220	210,349
Derivative warrant liabilities	14,801,473	22,415,255
Total Liabilities	16,779,693	22,625,604

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 25,875,000 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	258,750,000	258,750,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020	647	647
Accumulated deficit	(15,688,450)	(20,102,528)
Total stockholders' deficit	(15,687,803)	(20,101,881)
Total Liabilities, Class A common stock subject to possible redemption and Stockholders' Deficit	$259,841,890	$261,273,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seven Oaks Acquisition Corp.

STATEMENT OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
General and administrative expenses	$891,974	$2,924,988
General and administrative expenses - related party	60,000	180,000
Franchise tax expenses	77,868	149,589
Loss from operations	(1,029,842)	(3,254,577)
Change in fair value of derivative warrant liabilities	7,058,027	7,613,782
Income from investments held in Trust Account	3,331	54,873
Net income	$6,031,516	$4,414,078

Weighted average number of shares outstanding of Class A common stock	25,875,000	25,875,000
Basic and diluted net income per share, Class A	$0.19	$0.14
Weighted average number of shares outstanding of Class B common stock	6,468,750	6,468,750
Basic and diluted net income per share, Class B	$0.19	$0.14

The accompanying notes are an integral part of these financial statements.

SEVEN OAKS ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock					Total
	Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance — December 31, 2020	—	$—	6,468,750	$647	$(20,102,528)	$(20,101,881)
Net income	—	—	—	—	4,644,993	4,644,993
Balance — March 31, 2021 (unaudited)	—	—	6,468,750	647	(15,457,535)	(15,456,888)
Net loss	—	—	—	—	(6,262,431)	(6,262,431)
Balance - June 30, 2021 (unaudited)	—	—	6,468,750	647	(21,719,966)	(21,719,319)
Net income	—	—	—	—	6,031,516	6,031,516
Balance - September 30, 2021 (unaudited)	—	$—	6,468,750	$647	$(15,688,450)	$(15,687,803)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEVEN OAKS ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$4,414,078
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,613,782)
Income from investments held in Trust Account	(54,873)
Changes in operating assets and liabilities:
Prepaid expenses	257,900
Accounts payable	(52,278)
Accrued expenses	1,758,143
Franchise tax payable	62,006
Net cash used in operating activities	(1,228,806)

Net decrease in cash	(1,228,806)

Cash - beginning of the period	1,764,324
Cash - end of the period	$535,518

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 23, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the initial public offering, the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and investment income on investments held in trust account from the proceeds derived from the Initial Public Offering. The Company’s fiscal year end is December 31.

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, approximately $258.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended (the “Investment Company Act”), which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concurrently with the execution and delivery of the Business Combination Agreement, certain institutional accredited investors (the “PIPE Investors”) entered into subscription agreements pursuant to which the PIPE Investors have committed to subscribe for and purchase up to an aggregate of 3,250,000 shares of Parent common stock (the “PIPE Shares”) at a purchase price per share of $10.00. Certain of the Company’s officers and directors have committed to purchase an aggregate of 100,000 of the PIPE Shares as part of the PIPE Investment. The purchase of the PIPE Shares will be consummated concurrently with the closing.

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

For further details on the contemplated merger, please see the Form 8-K filed with the Securities and Exchange Commission on June 14, 2021, and the Company’s Form S-4/A filing on October 22, 2021.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $536,000 in its operating bank accounts and a negative working capital of approximately $824,000, (not taking into account tax obligations of approximately $117,000 that may be paid using investment income earned from Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor and Jones & Associates, Inc. (“Jones & Associates”) to purchase Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $105,000 under the Note (as defined in Note 4). The Company repaid the Note in full on December 22, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated, to provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 22, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate its business combination described above by December 22, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of December 22, 2022.

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

Note 2—Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Amended and Restated Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on June 3, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.2 million in additional paid-in capital and a charge of approximately $15.9 million to accumulated deficit, as well as a reclassification of 2,111,354 shares of Class A common stock from permanent equity to temporary equity.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $20.5 million and $26.7 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption.

The impact on the revision on the audited balance sheet as of December 31, 2020, is presented below:

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Total liabilities	22,625,604	—	22,625,604
Class A common stock, $0.0001 par value; shares subject to possible redemption	233,648,110	25,101,890	258,750,000
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	251	(251)	—
Class B common stock - $0.0001 par value	647	—	647
Additional paid-in-capital	9,216,854	(9,216,854)	—
Accumulated deficit	(4,217,743)	(15,884,785)	(20,102,528)
Total stockholders’ equity	5,000,009	(25,101,890)	(20,101,881)
Total liabilities and stockholders’ equity	$261,273,723	$—	$261,273,723

There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

The impact on the reported amounts of basic and diluted net income (loss) per share was a decrease of $0.13 per redeemable share and an increase of $0.60 per non-redeemable share to a loss of  $0.13 per share for both redeemable and non-redeemable shares, and increase of $0.14 per redeemable share and a decrease of  $0.51 per non-redeemable share to $0.14 per share for both redeemable and non-

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

redeemable shares, a decrease of $0.19 per redeemable share and an increase of $0.54 per non-redeemable share to a loss of $0.19 per share for both redeemable and non-redeemable shares, and a decrease of $0.05 per redeemable share and an increase of $0.13 per non-redeemable share to a loss of $0.05 per share for both redeemable and non-redeemable shares, for the audited period from September 23, 2020 (inception) through December 31, 2020, the three months ended March 31, 2021, the three months ended June 30, 2021, and for the six months ended June 30, 2021, respectively.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at September 30, 2021 or December 31, 2020.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2021, and December 31, 2020, are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 18,525,000 warrants issued in connection with its Initial Public Offering (12,937,500) and Private Placement (5,587,500) as derivative warrant liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At the Initial Public Offering date and December 31, 2020, the fair value of the Public Warrants and Private Placement Warrants were estimated using a Binomial Lattice in a risk-neutral framework. Specifically, the future stock price of the Company was modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Warrant payoff was calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

As of September 30, 2021, the Company used market observed prices to determine fair value. Additionally, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 25,875,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,525,000 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$4,825,213	$1,206,303	$3,531,262	$882,816

Denominator:
Basic and diluted weighted average common shares outstanding	25,875,000	6,468,750	25,875,000	6,468,750
Basic and diluted net income per common share	$0.19	$0.19	$0.14	$0.14

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, and December 31, 2020, the Company had deferred tax assets with a full valuation allowance against them.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. No amounts were accrued for the payment of interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Service and Administrative Fees

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative services provided to members of the management team. For the three and nine months ended on September 30, 2021, Company incurred and paid approximately $60,000 and $180,000 in expenses for these services, respectively, included as general and administrative expenses, related party on the accompanying condensed consolidated statement of operations.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6 — Derivative Warrant Liabilities

As of September 30, 2021, and December 31, 2020, the Company had 12,937,500 Public Warrants and 5,587,500 Private Warrants outstanding.

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

Note 7 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 25,875,000 shares of Class A common stock outstanding subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the balance sheet as of December 31, 2020, and September 30, 2021, is reconciled on the following table:

Gross proceeds	$258,750,000
Less:
Fair value of Public Warrants at issuance	(12,937,500)
Offering costs allocated to Class A common stock subject to possible redemption	(2,971,639)
Plus:
Accretion of carrying value to redemption value	15,909,139
Class A common stock subject to possible redemption	$258,750,000

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 25,875,000 shares of Class A common stock issued and outstanding subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed consolidated balance sheets. See Note 7.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$258,804,731	$—	$—
Liabilities:
Derivative warrant liabilities - public warrants	$10,337,063	$—	$—
Derivative warrant liabilities - private warrants	—	$4,464,410	—

	Fair Value Measured as of December 31, 2020
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$258,749,858	$—	$—
Liabilities:
Derivative warrant liabilities - public warrants	$—	$—	$15,654,375
Derivative warrant liabilities - private warrants	—	—	$6,760,880

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. In the nine months ended September 30, 2021, the estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded beginning in February 2021.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

In the nine months ended September 30, 2021, the estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, the Private Placement Warrants are classified as Level 2.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of derivative warrant liabilities for three and nine months ended September 30, 2021, is summarized as follows:

	Public Warrants	Private Warrants	Total
Derivative warrant liabilities at January 1, 2021	$15,654,375	$6,760,880	$22,415,255
Change in fair value of derivative warrant liabilities	(3,881,250)	(1,676,250)	(5,557,500)
Derivative warrant liabilities at March 31, 2021	11,773,125	5,084,630	16,857,755
Change in fair value of derivative warrant liabilities	3,493,125	1,508,620	5,001,745
Derivative warrant liabilities at June 30, 2021	15,266,250	6,593,250	21,859,500
Change in fair value of derivative warrant liabilities	(4,929,187)	(2,128,840)	(7,058,027)
Derivative warrant liabilities at September 30, 2021	$10,337,063	$4,464,410	$14,801,473

Note 10—Subsequent Events

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

Results of Operations

Our entire activity since inception through September 30, 2021, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of approximately $6.0 million, which consisted of approximately $7.1 million in change in fair value of warrant liabilities, approximately $3,000 of net gain from investments held in Trust Account, partially offset by approximately $0.9 million in general and administrative expenses, $60,000 in related party administrative fee, and approximately $78,000 in franchise tax expense.

For the nine months ended September 30, 2021, we had net income of approximately $4.4 million, which consisted of approximately $7.6 million in change in fair value of warrant liabilities, approximately $55,000 of net gain from investments held in Trust Account, partially offset by approximately $2.9 million in general and administrative expenses, $180,000 in related party administrative fee, and approximately $150,000 in franchise tax expense.

Proposed Business Combination

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

For further details on the contemplated merger, please see the Form 8-K filed with the Securities and Exchange Commission on June 14, 2021, and our Form S-4 /A filing on October 22, 2021.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $536,000 in its operating bank accounts and a negative working capital of approximately $824,000, (not taking into account tax obligations of approximately $117,000 that may be paid using investment income earned from Trust Account).

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 22, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate its business combination described above by December 22, 2022. In addition, the Company may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of December 22, 2022.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, we had no borrowings under the Working Capital Loans.

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

Administrative Services Agreement

We entered into an agreement to pay an affiliate of our Sponsor a total of up to $20,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended on September 30, 2021, Company incurred and paid approximately $60,000 and $180,000 in expenses for these services, respectively.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our 18,525,000 warrants issued in connection with its Initial Public Offering (12,937,500) and Private Placement (5,587,500) as derivative warrant liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. At the Initial Public Offering date and December 31, 2020, the fair value of the Public Warrants and Private Placement Warrants were estimated using a Binomial Lattice in a risk-neutral framework. Specifically, the future stock price of our Company was modeled assuming a Geometric Brownian Motion in a risk-neutral framework. For each modeled future price, the Warrant payoff was calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and then discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

As of September 30, 2021, we used market observed prices to determine fair value. Additionally, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

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

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common shares is calculated by dividing the net income by the weighted common shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,525,000 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss)

per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of September 30, 2021.

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

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”). In the Public Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on SPACs’ balance sheets as opposed to equity. Since their issuance on December 22, 2020, our warrants to purchase common stock (the “Warrants”) were accounted for as equity within our balance sheets and, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), our statement of operations did not include subsequent non-cash changes in estimated fair value of the Warrants. The views expressed in the Public Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of October 6, 2021 (“warrant agreement”), and our application of ASC 815-40 to the warrant agreement. As a result of these developments, the Company has reviewed its treatment of the Warrants and has filed its Amendment No. 1 to the Annual Report on Form 10-K filed on June 3, 2021 (the “10-K/A”). The 10-K/A provided for the restatement of the warrants as a liability for the affected period as described therein. As a result of the SEC’s Public Statement, the Company has changed their go-forward treatment of the Warrants. The results found in this Form 10-Q are consistent with this treatment.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there were no change in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in our Form 10-K/A, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We have enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The remediation has not been fully tested as of September 30, 2021. While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented over the past two quarters to assess whether our controls are operating effectively.

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

*      These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

June
Dated: November 10, 2021		SEVEN OAKS ACQUISITION CORP.

	By:	/s/ Gary Matthews
	Name:	Gary Matthews
	Title:	Chief Executive Officer