Form 10-K/A
period 2020-12-31
Seven Oaks Acquisition Corp.
filed 2021-12-03
CIK 1828672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

As of December 1, 2021, there were 25,875,000 shares of Class A common stock and 6,468,750 shares of Class B common stock of the registrant issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Seven Oaks Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 to the Annual Report on Form 10-K/A (the “Report”) amends Amendment No. 1 to the Annual Report on Form 10-K/A of Seven Oaks Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 3, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on December 22, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 22, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 3, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 3, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has also concluded that in light of the classification errors described above, a material weakness existed in the Company’s internal control over financial reporting during and since the Affected Periods related to the accounting for complex financial instruments, and that the Company’s disclosure controls and procedures were not effective as of December 31, 2020, March 31, 2021, June 30, 2021, or September 30, 2021. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of the Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, the Company’s management plans to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company plans to provide enhanced access to accounting literature, research materials and documents to its accounting personnel and third-party professionals with whom it consults regarding accounting matters, and to increase communication regarding accounting matters.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

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

Except as described above, no other information included in the Annual Report on Form 10-K of Seven Oaks Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated December 22, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2 --Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in the First Amended Filing.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

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

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore, we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence.

Our management and our audit committee also concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

Although we have now completed these restatements, we cannot guarantee that we will have no further inquiries from the SEC or NYSE regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of our financial statements in May 2021 and November 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

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

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

References to “we”, “us”, “our” or the “Company” are to Seven Oaks Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K/A.

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Seven Oaks Acquisition Corp. (the "Company") for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from September 23, 2020 (inception) to December 31, 2020, as previously restated in the 2020 Form 10-K/A No. 1.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on August 7, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore, on November 29, 2021, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of December 22, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) audited financial statements as previously revised in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 3, 2021; and (v) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the Affected Periods in its quarterly report on Form 10-Q for the period ended September 30, 2021.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments.  For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

Our entire activity since inception through December 31, 2020, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 25,875,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.

Net Loss Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period

We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,525,000 shares of common stock in the calculation of diluted loss per common share, because their exercise is contingent upon future events and their inclusion would be antidilutive under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common stock for the periods presented. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-25 comprising a portion of this Annual Report on Form 10-K/A.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 22, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 to the Form 10-K/A as filed with the SEC on June 3, 2021. In addition, our internal control over financial reporting did not result in the proper classification of our redeemable Class A common stock. Our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common Stock issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to the Company's net income (loss) per share calculations that have been restated within this Form 10-K/A filing.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

SEVEN OAKS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Seven Oaks Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Seven Oaks Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from September 23, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from September 23, 2020 (inception) through December 31, 2020 have been restated

Basis for Opinion

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020

Hartford, CT

March 31, 2021, except for the effects of the restatement discussed in Note 2, 7 and 10 – Amendment 1, as to which the date is June 3, 2021 and Note 2 and 8 – Amendment 2, as to which the date is December 2, 2021

SEVEN OAKS ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

(Restated – See Note 2)

Assets:
Current assets:
Cash	$1,764,324
Prepaid expenses	759,541
Total current assets	2,523,865
Investments held in Trust Account	258,749,858
Total Assets	261,273,723

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$52,319
Accrued expenses	103,335
Franchise tax payable	54,695
Total current liabilities	210,349
Derivative warrant liabilities	22,415,255
Total Liabilities	22,625,604

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 25,875,000 shares at redemption value of $10.00 per share	258,750,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; (excluding 25,875,000 shares subject to possible redemption)	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647
Additional paid-in capital	-
Accumulated deficit	(20,102,528)
Total stockholders' deficit	(20,101,881)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity	$261,273,723

The accompanying notes are an integral part of these financial statements.

SEVEN OAKS ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from September 23, 2020 (inception) through December 31, 2020

(Restated – See Note 2)

General and administrative expenses	$84,565
General and administrative expenses - related party	20,000
Franchise tax expenses	54,695
Loss from operations	(159,260)
Financing costs - derivative warrant liabilities	(168,086)
Change in fair value of derivative warrant liabilities	(3,890,255)
Net loss from investments held in Trust Account	(142)
Net loss	$(4,217,743)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	3,234,375
Basic and diluted net income per share, Class A common stock subject to possible redemption	$(0.47)
Weighted average shares outstanding of common stock - Class B common stock, basic and diluted	5,730,469
Basic and diluted net loss per share, Class B common stock	$(0.47)

The accompanying notes are an integral part of these financial statements.

SEVEN OAKS ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from September 23, 2020 (inception) through December 31, 2020

(Restated – See Note 2)

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 23, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to initial stockholders	-	-	6,468,750	647	24,353	-	25,000
Accretion on Class A common stock subject to possible redemption to redemption amount	-	-	-	-	(24,353)	(15,884,785)	(15,909,138)
Net loss	-	-	-	-	-	(4,217,743)	(4,217,743)
Balance - December 31, 2020	2,510,189	$251	6,468,750	$647	$-	$(20,102,528)	$(20,101,881)

The accompanying notes are an integral part of these financial statements.

SEVEN OAKS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the period from September 23, 2020 (inception) through December 31, 2020

(Restated – See Note 2)

Cash Flows from Operating Activities:
Net loss	$(4,217,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing costs - derivative warrant liabilities	168,086
Change in fair value of derivative warrant liabilities	3,890,255
Net loss from investments held in Trust Account	142
Changes in operating assets and liabilities:
Prepaid expenses	(759,541)
Accounts payable	18,249
Accrued expenses	33,335
Franchise tax payable	54,695
Net cash used in operating activities	(812,522)
Cash Flows from Investing Activities
Cash deposited in Trust Account	(258,750,000)
Net cash used in investing activities	(258,750,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the initial stockholders	25,000
Proceeds from note payable to related party	105,000
Repayment of note payable to related party	(105,000)
Proceeds received from initial public offering, gross	258,750,000
Proceeds received from private placement	5,587,501
Offering costs paid	(3,035,655)
Net cash provided by financing activities	261,326,846
Net increase in cash	1,764,324
Cash - beginning of the period	-
Cash - end of the period	$1,764,324
Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Offering costs included in accounts payable	$34,070
Accretion to Class A common stock subject to possible redemption amount	$15,909,138

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

Note 2—Restatement of Previously Issued Financial Statements

In November 2021, the Company concluded it should restate its previously issued financial statements by amending to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase common stock that the Company issued in December 2020 (the “Warrants”), the Company’s previously issued financial statements for the period from September 23, 2020 (inception) through December 31, 2020, should no longer be relied upon.  As such, the Company is restating its financial statements for this period included in this Annual Report.

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

The Company’s previously filed financial statements that contained these errors were the Company’s Form 8-K filed with the SEC on December 30, 2020 (the “Post-IPO Balance Sheet”), and the Company's Annual Report on 10-K for the annual period ended December 31, 2020 (the “Affected Annual Period”), which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on June 3, 2021, as well as the Form 10-Qs for the quarterly periods ended. March 31, 2021, and June 30, 2021 (collectively, the “Affected Periods”).

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections noted above and has determined that the related impact was material to the Affected Periods that contained the errors. Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Periods should be restated to present (i) all Class A ordinary shares subject to possible redemption as temporary equity, (ii) to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, (iii) to correct its earnings per share calculation, and (iv) properly reflect the classification of warrants. These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021, and June 30, 2021, will be restated with an amendment the Company’s Form 10-Q for the quarterly period ended September 30, 2021.

Impact of the Restatements

The impact of the restatements noted above, is as follows:

As of December 22, 2020	As Reported on Original Form 10-K	Restatement No. 1 – Warrants Adjustment	Restatement No. 2 – Temporary Equity Adjustment	As Restated
Total assets	$262,064,501	$--	$-	$262,064,501
Total liabilities	$903,035	$18,525,000	$-	$19,428,035
Class A common stock subject to possible redemption	256,161,460	(18,525,000)	21,113,540	258,750,000
Preferred stock	-		-	-
Class A common stock	26	185	(211)	-
Class B common stock	647	-	-	647
Additional paid-in capital	5,060,642	167,901	(5,228,543)	-
Accumulated deficit	(61,309)	(168,086)	(15,884,786)	(16,114,181)
Total stockholders' equity (deficit)	$5,000,006	$-	$(21,113,540)	$(16,113,534)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$262,064,501	$-	$-	$262,064,501
Shares of Class A common stock subject to possible redemption	25,616,146	(1,852,500)	2,111,354	25,875,000
Shares of Class A common stock	258,254	1,852,000	(2,111,354)	--

The impact of the restatement on the balance sheets, statement of stockholders’ equity (deficit), statements of operations earnings per share data, and statements of cash flows for the Affected Annual Period is presented below. The restatement had no impact on total assets, total liabilities, net income (loss) and net cash flows from operating, investing or financing activities.

As of December 31, 2020	As Reported on Original Form 10-K	Restatement No. 1 – Warrants Adjustment	Restatement No. 2 – Temporary Equity Adjustment	As Restated
Total assets	$261,273,723	-	$-	$261,273,723
Total liabilities	$210,349	22,415,255	$-	$22,625,604
Class A common stock subject to possible redemption	256,063,370	(22,415,260)	25,101,890	258,750,000
Preferred stock	-	-	-	-
Class A common stock	27	224	(251)	-
Class B common stock	647	-	-	647
Additional paid-in capital	5,158,732	4,058,122	(9,216,854)	-
Accumulated deficit	(159,402)	(4,058,341)	(15,884,785)	(20,102,528)
Total stockholders' equity (deficit)	$5,000,004	$5	$(25,101,890)	$(20,101,881)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$261,273,723	$-	$-	$261,273,723
Shares of Class A common stock subject to possible redemption	25,606,337	(2,241,526)	2,510,189	25,875,000
Shares of Class A common stock	268,663	2,241,526	(2,510,189)	--

For The Period From September 23, 2020 (inception) through December 31, 2020
	Total Stockholders' Equity (Deficit), As Reported on original 10-K	Restatement No. 1 – Warrants Adjustment	Restatement No. 2 – Temporary Equity Adjustment	Total Stockholders' Equity (Deficit), As Restated
Balance - September 23, 2020 (inception)	$-	$-	$-	$-
Issuance of Class B common stock to the initial stockholders	25,000	-	-	25,000
Sale of units in initial public offering, less fair value of public warrants, gross	258,750,000	(12,937,499)	(245,812,501)	-
Offering costs	(3,139,725)	168,086	2,971,639	-
Common stock subject to possible redemption	(256,063,370)	22,415,260	$233,648,110	-
Accretion on Class A common stock subject to possible redemption amount	-	-	(15,909,138)	(15,909,138)
Sale of private placement warrants to Sponsor in private placement	5,587,501	(5,587,501)	-	-
Net loss	(159,402)	(4,058,341)	-	(4,217,743)
Balance - December 31, 2020	$5,000,004	$5	$(25,101,890)	$(20,101,881)

	Earnings Per Share
	As Reported on Original Form 10-K	Restatement No. 1 – Warrants Adjustment	Restatement No. 2 – Temporary Equity Adjustment	As Restated
For the period From June 4, 2020 (Inception) Through December 31, 2020
Net loss	$(159,402)	(4,058,341)	$-	$(4,217,743)
Weighted average shares outstanding - Class A common stock	25,615,056	4,863	(22,337,456)	3,234,375
Basic and diluted loss per share - Class A common stock	$-	-	$(0.47)	$(0.47)
Weighted average shares outstanding - Class B common stock	5,762,948	4,863	(37,342)	5,730,469
Basic and diluted loss per share - Class B common stock	$(0.03)	(0.70)	$0.26	$(0.47)

Statement of Cash Flows for the period From September 23, 2020 (Inception) Through December 31, 2020
	As Reported on Original Form 10-K	Restatement No. 1 – Warrants Adjustment	Restatement No. 2 – Temporary Equity Adjustment	As Restated
Initial Value of Class A common stock subject to possible redemption	$256,161,460	(18,525,000)	$(237,636,460)	$-
Change in Value of Class A common stock subject to possible redemption	$(98,090)	(3,890,260)	$3,988,350	$-
Accretion to Class A common stock subject to possible redemption to redemption amount	$-	-	$15,909,138	$15,909,138

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the Affected Periods, are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Warrants were charged to stockholders’ equity and offering costs associated with the Public Shares were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 25,875,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement, as well as the warrants issued upon conversion of the Note (as defined in Note 5), to purchase an aggregate of 18,525,000 shares of common stock in the calculation of diluted loss per common share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common stock for the period presented. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For The Period From September 23, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(1,521,695)	$(2,696,047)

Denominator:
Basic and diluted weighted average common shares outstanding	3,234,375	5,730,469

Basic and diluted net loss per common share	$(0.47)	$(0.47)

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

Note 8- Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 25,875,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$258,750,000
Less:
Fair value of Public Warrants at issuance	(12,937,500)
Offering costs allocated to Class A common stock subject to possible redemption	(2,971,639)
Plus:
Accretion of carrying value to redemption value	15,909,139
Class A common stock subject to possible redemption	$258,750,000

Note 9—Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 25,875,000 shares of Class A common stock issued or outstanding shares all of which are subject to possible redemption and are classified as temporary equity (see Note 8).

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

Note 10—Fair Value Measurements

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

Note 11—Income Taxes

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

Note 12—Subsequent Events

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

December 2, 2021

SEVEN OAKS ACQUISITION CORP.

By:	/s/ Gary Matthews
Name: Gary Matthews
Title: Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Gary Matthews	Chief Executive Officer and Director	December 2, 2021
Gary Matthews	(Principal Executive Officer)

/s/ Andrew Pearson	Chief Financial Officer	December 2, 2021
Andrew Pearson	(Principal Financial and Accounting Officer)

/s/ Mark Hauser	Director	December 2, 2021
Mark Hauser

/s/ Eileen Serra	Director	December 2, 2021
Eileen Serra

/s/ Regynald Washington	Director	December 2, 2021
Regynald Washington

/s/ Heidi Manna	Director	December 2, 2021
Heidi Manna