Form 10-Q/A
period 2021-09-30
Seven Oaks Acquisition Corp.
filed 2021-12-03
CIK 1828672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Seven Oaks Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Seven Oaks Acquisition Corporation as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2021 (the “First Amended Filing”).

On November 10, 2021, Seven Oaks Acquisition Corporation (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Reported Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on December 22, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company had determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 22, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 3, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 3 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 and (v) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 10, 2021  (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company will restate its financial statements for the Affected Periods in a Form 10-K/A, Amendment No. 2, for the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1, and will restate the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in this Quarterly Report on Form 10-Q/A.

The Company determined that none of the above changes had any impact on its previously reported total assets, results of operations or cash flows or on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to in this Quarterly Report on Form 10-Q/A.

SEVEN OAKS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

Page
PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

SEVEN OAKS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$535,518	$1,764,324
Prepaid expenses	501,641	759,541
Total current assets	1,037,159	2,523,865
Investments held in Trust Account	258,804,731	258,749,858
Total Assets	$259,841,890	$261,273,723

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$41	$52,319
Accrued expenses	1,861,478	103,335
Franchise tax payable	116,701	54,695
Total current liabilities	1,978,220	210,349
Derivative warrant liabilities	14,801,473	22,415,255
Total Liabilities	16,779,693	22,625,604

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, 25,875,000 shares at redemption value of $10.00 per share as of September 30, 2021 and December 31, 2020	258,750,000	258,750,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively (excluding 25,875,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020	647	647
Accumulated deficit	(15,688,450)	(20,102,528)
Total stockholders' deficit	(15,687,803)	(20,101,881)
Total Liabilities, Class A common stock subject to possible redemption and Stockholders' Deficit	$259,841,890	$261,273,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seven Oaks Acquisition Corp.

STATEMENT OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
General and administrative expenses	$891,974	$2,924,988
General and administrative expenses - related party	60,000	180,000
Franchise tax expenses	77,868	149,589
Loss from operations	(1,029,842)	(3,254,577)
Change in fair value of derivative warrant liabilities	7,058,027	7,613,782
Income from investments held in Trust Account	3,331	54,873
Net income	$6,031,516	$4,414,078

Weighted average number of shares outstanding of Class A common stock	25,875,000	25,875,000
Basic and diluted net income per share, Class A	$0.19	$0.14
Weighted average number of shares outstanding of Class B common stock	6,468,750	6,468,750
Basic and diluted net income per share, Class B	$0.19	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEVEN OAKS ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

				Total
	Class B Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balance — December 31, 2020	6,468,750	$647	$(20,102,528)	$(20,101,881)
Net income	—	—	4,644,993	4,644,993
Balance — March 31, 2021 (unaudited), as restated	6,468,750	647	(15,457,535)	(15,456,888)
Net loss	—	—	(6,262,431)	(6,262,431)
Balance - June 30, 2021 (unaudited), as restated	6,468,750	647	(21,719,966)	(21,719,319)
Net income	—	—	6,031,516	6,031,516
Balance - September 30, 2021 (unaudited)	6,468,750	$647	$(15,688,450)	$(15,687,803)

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

Note 2—Summary of Significant Accounting Policies and Basis of Presentation (as restated)

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

The condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

Restatement to Previously Reported Financial Statements

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Amendment No. 2 to the Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on December 3, 2021.

After preparing and filing, the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present (i) all Class A common stock subject to possible redemption as temporary equity, (ii) to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and (iii) to correct its earnings per share calculation. As such, the Company is reporting these restatements to those Affected Quarterly Periods in this quarterly report.

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

	As Previously
Balance Sheet as of March 31, 2021	Reported	Adjustment	As Restated
Total assets	$260,975,173	$—	$260,975,173
Total liabilities	$17,682,061	$—	$17,682,061
Class A common stock subject to possible redemption	238,293,110	20,456,890	258,750,000
Preferred stock	—	—	—
Class A common stock	205	(205)	—
Class B common stock	647	—	647
Additional paid-in capital	4,571,900	(4,571,900)	—
Accumulated deficit	427,250	(15,884,785)	(15,457,535)
Total stockholders’ equity (deficit)	$5,000,002	$(20,456,890)	$(15,456,888)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$260,975,173	$—	$260,975,173
Shares of Class A common stock subject to possible redemption	23,829,311	2,045,689	25,875,000
Shares of Class A Common stock	2,045,689	(2,045,689)	—

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Statement of Cash Flows for the three months ended March 31, 2021	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in Value of Class A common stock subject to possible redemption	$4,645,000	$(4,645,000)	$—

	As Previously
Balance Sheet as of June 30, 2021	Reported	Adjustment	As Restated
Total assets	$260,319,739	$—	$260,319,739
Total liabilities	$23,289,058	$—	$23,289,058
Class A common stock subject to possible redemption	232,030,680	26,719,320	258,750,000
Preferred stock	—	—	—
Class A common stock	268	(268)	—
Class B common stock	647	—	647
Additional paid-in capital	10,834,267	(10,834,267)	—
Accumulated deficit	(5,835,181)	(15,884,785)	(21,719,966)
Total stockholders' equity (deficit)	$5,000,001	$(26,719,320)	$(21,719,319)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$260,319,739	$—	$260,319,739
Shares of Class A common stock subject to possible redemption	23,203,068	2,671,932	25,875,000
Shares of Class A Common stock	2,671,932	(2,671,932)	—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Statement of Cash Flows for the six months ended June 30, 2021	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in Value of Class A common stock subject to possible redemption	$(1,617,430)	$1,617,430	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Restated
For the Three Months Ended March 31, 2021
Net income	$4,644,993	$—	$4,644,993
Weighted average shares outstanding - Class A common stock	25,217,311	657,689	25,875,000
Basic and diluted income (loss) per share - Class A common stock	$—	$0.14	$0.14
Weighted average shares outstanding - Class B common stock	7,126,439	(657,689)	6,468,750
Basic and diluted income (loss) per share - Class B common stock	$0.65	$(0.51)	$0.14

	Earnings Per Share
	As Reported	Adjustment	As Restated
For the Three Months Ended June 30, 2021
Net loss	$(6,262,431)	$—	$(6,262,431)
Weighted average shares outstanding - Class A common stock	23,822,429	2,052,571	25,875,000
Basic and diluted income (loss) per share - Class A common stock	$—	$(0.19)	$(0.19)
Weighted average shares outstanding - Class B common stock	8,521,321	(2,052,571)	6,468,750
Basic and diluted income (loss) per share - Class B common stock	$(0.73)	$0.54	$(0.19)

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

	Earnings Per Share
	As Reported	Adjustment	As Restated
For the Six Months Ended June 30, 2021
Net loss	$(1,617,438)	$—	$(1,617,438)
Weighted average shares outstanding - Class A common stock	23,597,451	2,277,549	25,875,000
Basic and diluted income (loss) per share - Class A common stock	$—	$(0.05)	$(0.05)
Weighted average shares outstanding - Class B common stock	8,746,299	(2,277,549)	6,468,750
Basic and diluted income (loss) per share - Class B common stock	$(0.18)	$0.13	$(0.05)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of stockholders’ equity for the three months ended March 31, 2021, and the three and six months ended June 30, 2021:

	For the Three and Six Months ended June 30, 2021
	Total Stockholders'		Total Stockholders'
	Equity (Deficit), As		Equity (Deficit), As
	Reported	Adjustment	Restated
Balance - December 31, 2020	$(20,101,881)	$—	$(20,101,881)
Common stock subject to possible redemption	(4,645,000)	4,645,000	—
Net income	4,644,993	—	4,644,993
Balance - March 31, 2021 (unaudited)	$(20,101,888)	—	$(15,456,888)
Common stock subject to possible redemption	6,262,430	$(6,262,430)	—
Net loss	(6,262,431)	—	(6,262,431)
Balance - June 30, 2021 (unaudited)	$(20,101,889)	$(1,617,430)	$(21,719,319)

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

The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of the Public Offering, (b) in which the Company’s total annual gross revenue is at least $1.07 billion or (c) when the Company is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the issuance of Public Shares were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the IPO. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of the Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective periods.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,525,000 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the Class A common stock subject to redemption is excluded from earnings per share as the redemption value approximates fair value.

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

Note 6 — Derivative Warrant Liabilities

As of September 30, 2021, and December 31, 2020, the Company had 12,937,500 Public Warrants and 5,587,500 Private Warrants outstanding.

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

Note 7 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 25,875,000 shares of Class A common stock outstanding subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the balance sheets as of September 30, 2021 and December 31, 2020, is reconciled on the following table:

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

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 25,875,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and are classified as temporary equity in the accompanying unaudited condensed consolidated balance sheets. (see Note 7).

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

SEVEN OAKS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Seven Oaks Acquisition Corp. (the “Company”) for the quarter ended September 30, 2021, we are restating our unaudited interim financial statements as of March 31, 2021, and June 30, 2021, see Note 2 for additional information.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of the Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,525,000 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the Class A common stock subject to redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4.Controls and Procedures (as restated)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 22, 2020, its annual financial statements for the period ended December 31, 2020, and its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class

A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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