Form 10-K
period 2021-12-31
Boxed, Inc.
filed 2022-03-15
CIK 1828672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-39817
Boxed, Inc.
(Exact name of registrant as specified in its charter)

Delaware	5961	85-3316188
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

451 Broadway, Floor 2 New York, NY 10013 (646) 586-5599
(Address and telephone number, including zip code and area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	BOXD	New York Stock Exchange
Warrants, each warrant exercisable for one share of common stock at an exercise price of $11.50 per share	BOXD WS	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:

None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of Seven Oaks Acquisition Corp., our predecessor, on June 30, 2021, based on the closing price of $9.89, was approximately $255.9 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
The registrant had outstanding 68,855,809 shares of common stock as of March 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes statements that express Boxed, Inc.’s (the “Company,” “we,” “us,” “our,” “Boxed,” or "New Boxed") opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Annual Report on Form 10-K, including Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including without limitation, risks related to:

•responding to market conditions and global and economic factors beyond our control, including the ongoing COVID-19 pandemic and potential changes in the nature in which businesses are operated following the pandemic;

•employing the capital we received through the Business Combination to develop and expand marketing and sales capabilities and to grow brand recognition and customer loyalty;

•maintaining the listing of our common stock and warrants on the NYSE;

•retaining or recruiting, or making changes with respect to, officers, key employees or directors;

•maintaining an effective system of internal control over financial reporting;

•managing litigation and adequately protecting our intellectual property rights;

•growing market share in our existing markets or any new markets we may enter;

•our capital needs and the ability to secure financing on reasonable terms, or at all;

•our ability to expand our Software & Services business;

•competing in the global e-commerce and consumer delivery industry;

•attracting and retaining successful relationships with customers and suppliers in a cost-effective manner;

•the impact of changes in customer spending patterns, customer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;

•managing intense competition and competitive pressures from other companies worldwide in the industries in which we operate;

•complying with laws and regulations applicable to our business;

•our ability to achieve and maintain profitability in the future;

•the success of strategic relationships with third parties;

•our ability to remediate existing and potential future material weaknesses in our internal control over financial reporting and to maintain effective internal control over financial reporting, which, if unsuccessful, may result in material misstatements of our consolidated financial statements or failure to meet periodic reporting obligations or impair access to the capital markets; and

•other factors detailed under the section entitled “Risk Factors” in this Annual Report on Form 10-K.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K.

CERTAIN DEFINED TERMS

Each of the terms the “Company,” “we,” “our,” “us,” “Boxed,” “New Boxed,” and similar terms used herein refer collectively to Boxed, Inc., a Delaware Corporation, and its consolidated subsidiaries, unless otherwise stated.

In this Annual Report on Form 10-K, unless otherwise stated or unless the context otherwise requires:

“ACM” refers to ACM ART VII D LLC.

“AEON” refers to AEON Co., Ltd.

“AOV” means average order value.

“ASC” means Accounting Standards Codification.

“B2B” means business to business.

“B2C” means business to consumers.

“Board” means the board of directors of the Company.

“Business Combination” means the consummation of the business combination and the other transactions contemplated by the Business Combination Agreement.

“Business Combination Agreement” means the Agreement and Plan of Merger, dated as of June 13, 2021, by and among the Company (f/k/a Seven Oaks), Blossom Merger Sub, Inc., Boxed, LLC (f/k/a Blossom Merger Sub II, LLC) and Giddy Inc. (d/b/a Boxed).

“Closing” means the closing date of the Business Combination, December 8, 2021.

“Credit Agreement” refers to the loan and security agreement, originally dated June 24, 2015, and its subsequent amendments.

“Earnout liability” refers to the associated liability with the Sponsor Earnout Shares as well as with the contingent consideration related to the acquisition of MaxDelivery.

“ESG” means Environmental, Social and Governance.

“ESPP” means the Boxed, Inc. 2021 Employee Stock Purchase Plan.

“Exchange Ratio” means the applicable conversion rate for each security of Old Boxed common stock into New Boxed common stock.

“Forward Purchase Agreement” means the agreement entered into by Seven Oaks and ACM for an OTC Equity Prepaid Forward Transaction.

“Forward Purchase Transaction” means the OTC Equity Prepaid Forward Transaction pursuant to the terms of the Forward Purchase Agreement.

“GMV” means gross merchandise value.

“Incentive Award Plan” or “2021 Plan” means the Boxed, Inc. 2021 Incentive Award Plan.

“IPO” means the initial public offering, with respect to Seven Oaks' IPO.

“MaxDelivery” refers to MaxDelivery, LLC, a wholly-owned subsidiary of the Company.

“New Term Loan” refers to the term loan agreement entered into on August 4, 2021.

“NYSE” means the New York Stock Exchange.

“Old Boxed” refers to the pre-merger Company, also known as Giddy Inc. (d/b/a Boxed).

“Palantir” refers to Palantir Technologies Inc.

“PIPE Convertible Notes” or “Convertible Notes” refers to the $87,500,000 in principal amount of convertible notes pursuant to Subscription Agreements between the Company and PIPE Investors.

“PIPE Equity” refers to the aggregate of 3,250,000 shares of common stock for an aggregate purchase price of $32,500,000 pursuant to Subscription Agreements between the Company and PIPE Investors.

“PIPE Investment” means the issuance and sale to the PIPE Investors, an aggregate of 3,250,000 shares of common stock for an aggregate purchase price of $32,500,000 and an aggregate of $87,500,000 in principal amount of convertible notes pursuant to Subscription Agreements between the Company and the PIPE Investors.

“PIPE Investors” means certain third-party investors in the PIPE.

“Prepayment Amount” means the amount paid by the Company with funds from Seven Oaks' trust account to ACM pursuant to the terms of the Forward Purchase Agreement, equal to the redemption price per share multiplied by the number of subject shares on the date of prepayment.

“Private Warrants” or "Private Placement Warrants" means warrants originally issued in private placement in connection with Seven Oaks' IPO.

“Public Warrants” means warrants originally issued in the IPO of Seven Oaks.

“Redemptions” refers to the holders of shares of common stock sold in Seven Oaks' IPO who have exercised their right to have such shares redeemed.

“Retail” refers to our e-commerce retail business unit.

“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002, as amended.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“Seven Oaks” means Seven Oaks Acquisition Corp.

“Software & Services” refers to all sales generated through the Company's software and services business unit.

“Sponsor” means the Company’s former sponsor, Seven Oaks Sponsor LLC.

“Sponsor Earnout Shares” refers to the portion of shares held by the Sponsor that are subject to certain vesting conditions.

“Sponsor Earnout Shares liability” refers to the liability recorded associated with the Sponsor Earnout Shares.

“SPAC Warrants” means the Private Warrants and Public Warrants.

“SPAC warrant liabilities” refers to the liabilities recorded in connection with the SPAC Warrants.

“U.S. GAAP” means United States generally accepted accounting principles, consistently applied, as in effect from time to time.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock or warrants. The principal risks and uncertainties affecting our business include the following:

•If we fail to acquire new customers and retain existing customers, or fail to do so in a cost-effective manner, we may be unable to increase net revenue, improve gross margins or achieve or sustain profitability.

•There is no assurance that we will successfully integrate MaxDelivery, the on-demand grocery delivery business we acquired in December 2021, and expand that business and revenues by adding on-demand grocery service fulfillment centers in select targeted markets.

•We have a history of operating losses and may never be able to achieve or maintain profitability.

•Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

•We operate in a rapidly evolving market and face intense competition, especially from larger and more established companies. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.

•The growth and performance of our business depend on our ability to accurately predict consumer trends and seasonality, successfully introduce new products, improve existing products, attract vendors to list such products and expand our offerings to respond to our users' and vendors' changing needs.

•We only recently launched our Software & Services business and have limited experience in successfully delivering such services to customers or in marketing the offering to a broader customer set. Our results of operations and future revenue prospects will be harmed if we are unable to increase the adoption of its offerings.

•The performance of our business may be adversely affected by changes in the nature in which businesses are operated following the COVID-19 pandemic and by the timing and long-term approach toward the return to traditional workplaces and work schedules.

•If we fail to develop and successfully introduce new Software & Services offerings, or fail to maintain and enhance existing products and services that are significant to our retail partners using our software, or if we are unable to anticipate and respond to rapid changes in technology or industry trends, our business, growth expectations, and financial condition may be materially and adversely affected.

•We may be unable to source additional, or strengthen our existing relationships with, vendors. In addition, the loss of any of our key vendors would negatively impact our business.

•We may be unable to sustain or improve our customer loyalty offerings, which could lead to reduced customer engagement and retention, and adversely affect our business, financial condition and results of operations and rate of growth.

•Food safety, quality, and health concerns could affect our business.

•If we do not successfully optimize, operate and manage the expansion of the capacity of our fulfillment centers, or if we lose access to one or more of our fulfillment centers, our business, financial condition, and results of operations could be harmed.

•Packaging and shipping products are critical parts of our business and any changes in, or disruptions to, our packaging and shipping vendor arrangements could adversely affect our business, financial condition, and results of operations.

•Our business depends on network and mobile infrastructure, our third-party data center hosting facilities, other third-party providers, and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our website or mobile applications or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers or vendors. A failure to adequately resolve such defects and implement new systems could harm our business and adversely affect our results of operations.

•We are subject to risks related to online transactions and payment methods.

•We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, including due to evolving labor dynamics, our business could be harmed.

•We may be unable to adequately protect our brand and our other intellectual property rights. Additionally, we may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of our management’s efforts and attention.

•The PIPE Convertible Notes issued and outstanding upon the Closing may impact our financial results, result in the dilution of our stockholders, create downward pressure on the price of our common stock, and restrict our ability to raise additional capital or take advantage of future opportunities.

•We are subject to extensive governmental regulation and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation, and our failure to comply may result in enforcements, recalls, and other adverse actions.

•Actual or perceived failures to comply with federal, state and international laws and regulations, our contractual obligations, or standards and other requirements relating to privacy, data protection and consumer protection could adversely affect our business and financial condition, including by causing damage to our reputation with customers and retail partners, or resulting in our incurring substantial additional costs or becoming subject to litigation.

•Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, our management team has limited experience managing a public company and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

•Our need to raise additional capital in the future to execute on our business plan and meet the financial covenants included in our term loan raise substantial doubt about our ability to continue as a going concern.

PART I
Item 1. Business
Who We Are
Boxed is an e-commerce retailer and an e-commerce enabler. Our mission is to help the world stock up through our technology. We operate an e-commerce Retail service that provides bulk pantry consumables to businesses and household customers. This service is powered by our own purpose-built storefront, marketplace, analytics, fulfillment, advertising, and robotics technologies. We further enable e-commerce through our newly developed Software & Services business, which offers customers in need of an enterprise-level e-commerce platform access to our end-to-end technology.
Founded in 2013 by an experienced group of technology pioneers, we have been a technology-first organization since our inception. The founders (including current Chief Executive Officer Chieh Huang and current Chief Operating Officer Jared Yaman) had a simple idea: make shopping for bulk, household essentials easy, convenient and fun so customers can focus their time and energy on the things that really matter, instead of spending their weekends traveling to and shopping in traditional brick and mortar wholesale clubs with their families. From that initial concept, we grew into the e-commerce technology company that we are today, with our own purpose-built storefront, analytics, fulfillment, advertising, and robotics technologies. Since our founding, we have prioritized building a flexible end-to-end e-commerce software, which allows us to fully control the experience for our end-customers, and to ultimately provide the technological foundation from which we can drive high margin revenue through our Software & Services business. Finally, we have consistently conducted our business through an Environmental, Social and Governance (“ESG”) lens, committed to doing right by our customers, employees, and society - this commitment has become cemented with our brand. While we love being known for delivering household essentials such as toilet paper, snacks, and cleaning products, underneath the surface, we believe we are so much more.
What we offer to our customers, vendors, and other partners:
•E-commerce shopping platform for bulk-sized consumables: Through our Retail segment, we offer our customers a highly curated assortment of household and office pantry items (e.g., paper products, snacks, beverages, cleaning supplies, etc.). We accept orders through our boxed.com web and app properties, operate fulfillment centers to pick and pack those orders, and partner with last-mile carriers to deliver our assortment directly to our customers’ doorsteps within one to three days, on average. Today, our assortment offering, excluding items from our third-party marketplace, is approximately 2,500 items and is focused on highly predictable, repeat, bulk consumables, which enables us to deliver a unique user experience. While we expect to continue to expand our assortment, we will maintain a highly curated selection, providing customers with an interface design that is not overly burdensome with an endless number of products, but rather, is easy to use, and is highly personalized to help guide them through the shopping experience. Because of the flexibility of our technology, our offering resonates with a diverse set of end-customers, including individuals and households (“B2C” customers), as well as enterprises and small to medium sized businesses (“B2B” customers).

•E-commerce on-demand grocery delivery in select markets: Through our recent acquisition of MaxDelivery in December 2021, we now offer a one-hour on-demand grocery delivery service in select zip-codes within Manhattan. MaxDelivery's assortment offering includes a broader set of approximately 10,000 SKUs across grocery categories, and provides customers with access to fresh fish, meats, produce, dairy, and other perishable categories which Boxed has not historically offered broadly. MaxDelivery provides its customers a one-stop-shop for kitchen needs, which also helps drive large average order values of approximately $100, differentiating it from other fast-delivery competitors. The acquisition has marked Boxed's entry point into the rapidly growing fast-delivery space, and broadens its capabilities in micro dark-store fulfillment and fresh supply chain.
•Vendor advertising and data offerings: Our vendors, manufacturers and other partners can purchase and deploy ads to their customers through the native advertisement function of our e-commerce platform. We further partner with vendors through our vendor portal Boxed IQ product offering, which provides insights into aggregated customer data, including sales, demographics, and purchasing behavior. Boxed IQ provides our vendors with useful data so that they can understand the return on investment of advertising campaigns in real-time. We believe this holistic offering makes us the preferred partner for many of our vendors across the landscape of consumer packaged goods (“CPG”).

•Software licensing: We have created a unique end-to-end technology platform to operate our e-commerce Retail marketplace. We believe this technology offers high value to enterprise retailers seeking to improve their omnichannel capabilities. We now offer the ability to license this technology through our Software & Services business, providing customers with a full suite of white-labeled (removal of the Boxed name and logo to rebrand products for client use) e-commerce software technology solutions.
We view our two business segments, Boxed Retail and Boxed Software & Services as highly cohesive and complementary business lines. The same technology that powers our Retail marketplace is leveraged for our Software & Services segment, and the customer funnel from each segment provides opportunity for constant iteration and improvement across both lines of business.
Finally, while we remain vigilant in driving business performance, we are highly focused on initiatives that span beyond the bottom line. We pride ourselves in being committed to doing right by our customers, employees, and society, and this commitment has become cemented with our brand. We believe the success of this business strategy is best supported by our combined B2B and B2C average order value (“AOV”) of approximately $110 per order, and our Net Promoter Score of 68, based on a regularly-scheduled survey of approximately 20,000 Boxed users we conducted during the year ended December 31, 2021. The convenience of a curated, mobile-first, simple shopping experience promotes high AOVs. This, combined with the strength of our brand, our artificial intelligence and robotics-driven technology, and our B2B capabilities, helps set us apart from industry peers.
Our Industry and Opportunity
Industry
We currently operate in the rapidly growing market for online groceries, with an emphasis on a curated assortment of bulk household consumables. This emphasis provides a point of differentiation from competitors who are primarily focused on brick and mortar sales, or who sell an outsized assortment of retail products, including electronics, clothing, furniture, and other non-consumable categories. In 2021, we serviced approximately 400,000 customers across our Retail segment, including B2B and B2C customer bases. Our B2C customers are the core of our business and we place a large focus on capturing households underserved by traditional bulk retailers, such as those located in rural areas and small towns. Our B2B customers are comprised of small and medium-sized business (“SMBs”) as well as large, blue-chip enterprises. Today, our B2B customers span a range of industry sectors, including hospitality/travel, technology and education, and we see an opportunity to further diversify into additional sectors to facilitate growth.
We believe that the growth in our B2C customer base has been aided by the shift to online household and grocery purchases that were accelerated as a result of the COVID-19 pandemic. Further, we believe that post-pandemic behavior will continue to reflect the steady growth of online household and grocery purchases as customers continue to place an increased emphasis on convenience and safety. However, concurrent with the bolstering of our B2C customer base, the pandemic resulted in a meaningful decline of our B2B customer base, as many of those customers shifted to work-from-home or remote environments when COVID-19 related restrictions took hold. We expect that as B2B customers return to work, we will see a recovery from our B2B customer base in 2022 and beyond.
Additionally, we are expanding our monetization opportunities by white-labeling (removing the Boxed name and logo to rebrand products for client use) and selling our e-commerce technology platform through our Software & Services business. We believe our end-to-end technology products and the components that power it can be leveraged by any retailer who is looking to improve its online or omnichannel service offering.
Overall, we believe we are well-positioned to take advantage of the shifts happening across the e-commerce landscape, as retailers, grocers, and CPG manufacturers alike, seek ways to modernize their omnichannel technology and operations. This need has only been accelerated further by the COVID-19 global pandemic. In February 2021, we signed our first enterprise software development and licensing contract with AEON Integrated Business Services Co., Ltd., a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”), a related party, a multinational retailer and mall operator based in Japan, to provide e-commerce storefront, marketplace, last-mile, inventory management, order management, and back-end business operations technologies to their Malaysian affiliate. We believe that there is a significant opportunity to expand our Software & Services business to other global retail clients, particularly in emerging markets throughout Southeast Asia and the Middle East and Africa regions.

Within our Software & Services business, our current sales efforts are primarily focused on other large enterprise retailers with complex omnichannel operations. However, we ultimately view our technology offering as flexible and modular, with an ability to service smaller enterprise and mid-sized businesses over time. Our platform is built by operators, for use by operators - the technology is designed to solve the problems that we have experienced first-hand, so that other companies don’t have to.
Our Platform
Our comprehensive proprietary e-commerce technology platform is the core of our operations. Our customer-facing website and apps, inventory management system, order management system and fulfillment robotics hardware are all built in-house.
Storefront:
Our e-commerce storefront’s user experience (“UX”) design and user interface (“UI”) design offer a guided, easy to use, customized experience with robust data-driven customer profiles driving engagement and conversion. Management believes conversion is also aided by a seamless browsing, discovery, and checkout experience, supporting a reduced shopping cart abandonment, and an outsized AOV compared to peers.
Our shopping experience captures evolving customer demand through data science-informed product presentation and assortment curation, enabling customers to shop conveniently and find the products they are looking for. Personalized user experiences and analytics provide actionable intelligence on who the customers are, what they are likely to purchase and how often they are likely to order, allowing us to guide each customer’s shopping experience. Not only does this allow us to guide the shoppers to the products they are most likely to purchase, it also enables us to make personalized product suggestions and provide free samples to encourage upsell and to facilitate the basket building process. This degree of UX personalization helps drive conversion and high AOV.
Business Operations:
Our business operations solutions leverage real-time data and robust tools to manage business operations, enabling efficient and profitable growth. With real-time insight into the fully burdened profitability of each individual order, we can tool our machine learning models with a layer of information and control that enables true operational optimizations, informed by the additional layer of financial performance implications.
Our built in-house marketing attribution features coupled with a personalized customer relationship management system provide customers with a unique, predictive experience, from the first time they shop until they become a customer for life. Overall, we are able to leverage robust data and insights to power smart business decisions.
Logistics and Fulfillment Centers:
We fulfill our first-party orders throughout the lower 48 states in the U.S. from three centralized fulfillment centers, deliberately located near major regional shipping corridors. As of December 31, 2021, approximately 90% of orders have delivery availability within two days or less. Through our December 2021 acquisition of MaxDelivery, we also added a fourth micro dark-store facility in Manhattan which offers one-hour on-demand delivery in select zip codes, an offering we expect to scale to additional markets in 2022 and beyond.
We also utilize proprietary fulfillment technology, including our carton optimization algorithm and proprietary robotics, developed in-house. Fulfillment automation takes wasted inefficient movement out of the fulfillment process, making sure that we can get products to our customers as efficiently as possible. This, coupled with a longer tenured hourly workforce, drives meaningful fulfillment efficiencies. Our ability to deliver products to customers is based on a flexible, cohesive fulfillment and logistics platform. Our physical fulfillment and logistics platform works seamlessly with our front-end storefront and back-end analytics, creating a streamlined supply chain enabled by end-to-end data.

This holistic data system also enables an integrated and streamlined supply chain. It allows us to scale real-time inventory via machine learning. It also provides us with the ability to pre-receive and pre-sell inventory, which proved to be a beneficial capability during the COVID-19 pandemic. Finally, we can provide our customers with supply chain transparency by displaying information like product expiration dates to our customers on-site in real time. Overall, our platform allows us to operate at optimal inventory levels, increasing inventory efficiency, and to provide ultimate transparency to our end customer.
A key to maintaining our logistics efficiencies comes from our ability to continue to scale our distribution footprint as we grow. Due to our robotics technologies, management estimates that it can deploy new fulfillment centers with full fulfillment platform integration in approximately 30 days at a cost of approximately $1.0 million. Once operational, there is an approximately thirty to forty-five-day payback period for these new fulfillment centers, assuming they are operating at full capacity utilization and with gross margin profitability consistent with the fourth quarter of 2021.
Product and Services Overview
We have a diversified set of offerings marketed and sold to B2C and B2B customers, vendors, and enterprise retailers. Those offerings include the following:
Boxed Retail Marketplace Offerings:
•Nationally Branded Products: The majority of our product assortment portfolio consists of nationally branded products which are purchased directly from CPG manufacturers such as Procter & Gamble, PepsiCo, Kraft Heinz, Kellogg’s and Coca-Cola, among others. Inventory is purchased from these manufacturers, warehoused in our fulfillment centers, and then resold to our customers through our e-commerce Retail marketplace. In 2021 on our boxed.com web and app properties, we sold a curated assortment of approximately 2,500 unique SKUs (excluding third-party merchandise), generally focused on wholesale channel or bulk-quantity goods (i.e., a 36 pack of paper towels vs. a 12 pack). We expect to expand our assortment category depth and breadth to help drive future growth, but we remain committed to delivering a curated and limited-SKU assortment experience for our customers.
•Private Label Products: In addition to the nationally branded products sold through Boxed, we offer unique, loyalty-building private label products. Through our premium private brand “Prince & Spring”, we offer approximately 125 SKUs in a variety of product categories, from household cleaning and paper products, to fruit snacks and pet treats, with plans to further diversify and expand our offering. High quality products, combined with strong relative value, result in private brand loyalty from our customer base, with 56% of orders from repeat customers containing a Prince & Spring product during 2021. In 2021, net product sales of Prince & Spring represented 13% of total net product sales, but just 5% of total SKU count. With a 680 basis point margin advantage over our nationally branded products, we believe our private label products will be long-term drivers of revenue, customer retention, and profitability.
•On-Demand Grocery Delivery through MaxDelivery: In addition to the nationally branded and private label products sold through our boxed.com web and app properties, we are in the process of expanding our perishable and fresh assortment offering to our customers. Through our recent acquisition of MaxDelivery in December 2021, customers within select zip-codes in Manhattan now have access to additional assortment of approximately 10,000 SKUs across a broad range of grocery categories, including fresh fish, meats, produce, dairy, and other perishable categories which Boxed has not historically offered broadly. The acquisition also expands our fulfillment capabilities, and fulfillment delivery options for our end-customers within serviceable markets. Customers ordering from MaxDelivery can receive their groceries scheduled on-demand, delivered directly to their doors through its one-hour delivery service. We plan to expand the MaxDelivery model into additional select markets over time.

•Vendor Product Suite Offerings: In addition to the purchasing of their goods, we also offer our vendors, suppliers, and CPG manufacturers the ability to advertise their products to our customers and access customer data and feedback in real-time. We provide this service through our content management suite, programmatic “cost-per-click” ad-platform, and vendor portal data suite called Boxed IQ. Since 2018, our advertising suite provides vendors and partners with opportunities to drive a 3-6x return on ad spend (on average), with Boxed IQ supplementing that investment with aggregated customer data to help enable insights into sales trends, general customer demographics, and purchasing behavior, so that each future dollar invested can be more informed than the last. We believe this holistic offering makes us the preferred partner for many of our vendors across the CPG landscape.
•Third-Party Marketplace: We are in the process of expanding our third-party marketplace offering, which will enable third-party sellers to sell to our customers through the Boxed marketplace, without the need for us to take on inventory overhang associated with first-party resale vendor relationships. In 2021, we sold approximately 1,000 unique SKUs through inventory listed through our third-party sellers, which we expect will continue to expand in 2022 and beyond. We believe this offering will allow us to expand assortment, limit inventory risk, and drive higher conversion and a better experience for our customers.
Boxed Software & Services Offerings:
•Software & Services: After years and millions of dollars of investment in developing our technology platform, we have begun to monetize our e-commerce expertise. We believe we have created one of the few omnichannel technology platforms that is vertically integrated from our front-end storefront software to the inventory and order management systems and all the way to the fulfillment center automation and robotics. We have begun marketing and offering portions of our software technology externally through licensing agreements to other retailers, DTC manufacturers, and marketplace operators, either as a full suite of products or as individual components. In February 2021 we signed our first enterprise software development and licensing contract with AEON, an $80 billion multinational retailer and mall operator based in Japan. Yuki Habu, a member of our Board, is affiliated with AEON. In addition to our licensing agreement with AEON, we have executed non-binding term sheets with two additional potential customers and are in active discussions with a pipeline of other potential customers.

Who We Serve
Boxed provides our customers with a seamless shopping experience for both nationally branded products as well as products from our private label brand, “Prince & Spring”. Our customers are seeking a high-value, convenient and reliable source for everyday consumables and we have designed both our assortment and user experience to suit their needs.
B2C Customers
B2C customers represent the large majority of customers in our Retail business base. They visit Boxed because we offer a simple, efficient and cost-effective way to stock up on everyday bulk household essentials. These customers are often highly engaged, repeat customers. Our B2C customers purchase on average eight items in a typical basket, have an AOV of $102, and during fiscal year 2021, made up 87% of our combined B2C and B2B customer Gross Merchandise Value (“GMV”). GMV is defined as the total basket value of goods sold on our platform, gross of any promotions, discounts, credits or rewards used but inclusive of service fees and taxes.
Boxed Up:
Our B2C service is complemented by our paid loyalty program called Boxed Up. For $49.00 a year, Boxed Up members receive exclusive vendor-funded discounts and samples, free shipping on all eligible orders, and cash back credited for future purchases. As of December 31, 2021, there were approximately 33,000 Boxed Up members. During the year ended December 31, 2021, compared to an average B2C customer, Boxed Up members ordered 2.2x as frequently and spent approximately 215% more. Furthermore, during this same period, 20% of our GMV was generated by Boxed Up customers and we plan to grow membership significantly, helping to further bolster engagement and retention from our B2C customers.

B2B Customers
Our B2B customers, which include corporations and SMBs, enjoy procuring the high-quality bulk goods needed to run their businesses through an easy to navigate and convenient marketplace UI/UX. We offer our B2B customers a seamless buying experience powered by digital capabilities like multi-user accounts, flexible payment and invoicing, reporting and analytics, fast customer service and sales support response times, custom enterprise portals and rapid e-procurement integration. We supplement this experience with tech integration and higher agility relative to big-box B2B retailers, providing customization to individual customer needs. We use our proprietary logistics technology to round out our B2B experience, delivering products to B2B customers quickly and cost effectively. Most products are shipped within one to three business days at competitive rates.
Prior to 2020, GMV from our B2B customer base was the fastest growing component of our Retail business and a high-performing line relative to B2C. While the COVID-19 global pandemic temporarily impacted our positive B2B channel trends, with fewer people working in offices and lower levels of domestic and global travel, we began to see a rebound in the second half of 2021, and expect this trend upward to continue as employees return to work, and the travel and hospitality industries return to full operations post COVID-19. For the year ended December 31, 2021, our B2B customers had an AOV of $214, which is higher than the AOV for our B2B customers for year ended December 31, 2019.
Our Growth Strategy
We believe future growth will be driven by investment into several core areas of our business:
B2C Expansion
•We believe our B2C customer channel is poised for dynamic growth. We see an opportunity to expand our product assortment into the areas most requested by our customers, including healthy/organic, pet and home. We expect expanding our assortment will allow us to increase the wallet share (the amount of customer total spend on grocery and consumable products spent on the Boxed platform) we capture from our customers. We believe the Boxed third-party marketplace technology will further facilitate our product expansion in a capital-efficient manner. Further, as we expand the operations of MaxDelivery and the on-demand grocery delivery service to more markets, we will be able to further complement our product offering through delivery of fresh assortment to a larger percentage of our customer base, something that has historically yielded increased order frequency and customer loyalty.
•We also believe there are multiple methods to drive increased customer loyalty, such as expanding the Boxed Up loyalty program, as well as expanded private label SKU count. We believe that there is an opportunity to not just improve existing customer loyalty, but also to expand wallet share with new customers soon after they start using our platform. Finally, we are also testing further expansion of our auto-ship subscription business, which provides regular automated replenishment opportunities with additional discounts for Boxed customers, in the same efficient model that we perfected with our basket-building technology.
•Finally, we will look to expand investment into advertising campaigns to drive new customer traffic and brand awareness. This investment will help drive accelerated growth through customer additions.
B2B Expansion
•We believe the rebound from the COVID-19 global pandemic will provide meaningful organic tailwinds for B2B customers, and that we can take additional steps to further capitalize on this momentum. Traditionally, we have largely relied on organic word of mouth growth for our B2B customer offering. We believe that we can accelerate growth within our B2B customer base by expanding our sales force and by targeting new attractive sectors such as education/non-profit, technology, and hospitality. We also want to provide the best experience for those customers coming to the platform. To accomplish this, we plan to optimize our assortment on the B2B platform by tailoring the product mix to what our SMB and enterprise customers need.

Monetization of Proprietary Technology
Native Ad Platform:
Our ad technology platform empowers sellers and vendors to speak to the right customers at the right time. We currently offer in-house, scalable, programmatic advertising software designed to unlock a high-margin revenue stream, while providing our vendors with access to the most highly sought after customers. We believe our ad platform provides differentiated access to customers at the point of conversion, providing real-time transparent reporting, which is all offered through a streamlined self-service vendor portal. We offer seamless implementation and a dedicated team to guide our advertising customers through the process. While ad technology revenue as a percentage of our total net revenue was less than 1% in fiscal year 2021, our vendors experienced return on ad spend of 3-6x in the same time period.
Software Licensing:
At Boxed, we have created one of the few omnichannel technology platforms that is vertically integrated from our front-end storefront software to the inventory and order management systems and all the way to the fulfillment center automation and robotics. We have the ability to offer these modularized e-commerce and fulfillment technologies through licensing agreements to other retailers, direct-to-customer manufacturers, and marketplace operators, either as a full suite of products or as individual product solutions; the technology can also be white-labeled and localized for foreign deployment. These offerings can range from inventory management software, our proprietary advertising technology systems, or other back-end operational support. Management believes we are differentiated from our competition, whose systems are typically fractured, more expensive, and have slower implementation times. Our competition is also generally focused solely on building the software, rather than also leveraging it to run their own businesses. Boxed offers a single, cohesive, cost-effective platform, built by operators, and we prioritize speed to market.
Growing AOVs
From fiscal year 2017 through December 31, 2021, our customers on average increased their AOV by greater than 25% from their initial order to their tenth order with Boxed. We believe this trend of growing AOVs is an important customer lifecycle dynamic because it helps illustrate further customer engagement with new categories and products as they age with us, and illustrates that our personalization and simple user experience help enable shopper discovery.
As we expand assortment through both new categories and SKUs, we anticipate that both our AOV and order frequency will also continue to expand, as customers find more products they know and love on the Boxed platform.
Customer Satisfaction
The experience of our customers is core to our decision making at Boxed, and a large part of our success can be tied to the high level of recorded customer satisfaction. Our customers’ satisfaction is reflected in our net promoter score of 68 as of the year period ended December 31, 2021. Our higher level of customer satisfaction can, in part, be attributed to a unique user experience that drives customer loyalty.
We believe a better experience, with efficient fulfillment and award-winning customer service, yields highly satisfied customers.
Culture, People and Human Capital
Boxed is a brand known for doing right for our customers, employees and society, with policies that go beyond the bottom line. Our ESG principles are embedded in the core of our business model and are front and center in the way we run our business. We value all members of our team and provide them with strong benefits and workplace offerings, boosting loyalty and efficiency. These benefits include providing our full-time fulfillment center hourly staff with an option for fully subsidized medical insurance coverage and a benefits program designed to provide financial relief in times of unforeseen hardship or significant life events. We believe this approach is not only the right thing to do, but it also drives efficiency and team loyalty; our hourly team members staffing Boxed fulfillment centers have an average tenure of over two years.

We view ourselves as champions of diversity. Over half of our corporate office team nationwide identifies as an ethnic minority, yielding diverse thought within the Boxed family. Our team embodies a diverse mix of backgrounds, industries, and levels of experience. As of December 31, 2021, we employed approximately 250 full-time employees across our New York headquarters and San Mateo, California office, as well as our fulfillment centers in New Jersey, Texas and Nevada. In addition to full-time employees, our workforce is supplemented by temporary staff in the fulfillment centers, as well as a Professional Employer Organization (“PEO”) which supports staffing for the operations of BoxedMax LLC (d/b/a MaxDelivery). None of our employees are represented by a labor union and we consider our employee relations to be positive. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees.
Competition
We operate in the competitive and rapidly growing online consumables market, an evolving sub-group of the greater consumables retail sector, which we believe historically has been highly fragmented. Certain of our potential competitors have substantially greater capital resources, lower costs, larger product portfolios, larger user bases, larger sales forces and a greater geographic presence, and have built relationships with retailers and distributors that may be more effective than ours.
We believe that we have developed a full, powerful suite of proprietary, integrated technology that drives brand differentiation and cost efficiencies. We expect several industries to operate in competition with the capabilities that our comprehensive technology platform offers, which can cater to both enterprise and small business clients. Companies providing on-demand networks, third-party logistics and warehouse management systems, order management system middleware, storefront and e-commerce capabilities, and marketing, data analytics, and advertising services represent potential competitors to the Boxed technology platform.
We believe that the primary competitive factors in our market are:
•service quality and performance;
•customer purchasing experience;
•sales and distribution capabilities;
•pricing;
•customer support and service;
•effective marketing;
•brand recognition;
•breadth and depth of offerings;
•greater market penetration; and
•technological innovation, product enhancements and speed of innovation.
We believe our ability to continue to compete effectively in our industry will also depend in part on our ability to respond more quickly and effectively than our peers to new or changing opportunities, technologies, regulatory standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and distribution strategies and as new companies enter the market with new technologies and distribution strategies. Increased competition in the future could adversely affect our revenue, revenue growth rate, margins and market share.

Our ability to remain competitive depends on our continued ability to provide efficient and profitable delivery of the nationally branded and private-label products that our B2C and B2B customers have come to expect from us, while continuing to grow our customer base. It will also depend on our continued and accelerating ability to monetize our technological proficiencies via our advertising technology, marketplace and software licenses, hosted in either on-premise or cloud-based infrastructure environments.
Manufacturing
We purchase all of our merchandise directly or indirectly from third-party manufacturers. Some vendors operate their own manufacturing facilities and others subcontract the manufacturing to other parties. Our manufacturers generally agree to terms that are substantially similar to our standard manufacturer terms, which govern our business relationships.
Although we do not have long-term agreements with our vendors, we have longstanding relationships with a diverse base of vendors that we believe are mutually satisfactory. We believe the nature and number of these vendors helps mitigate our supply chain risk.
All of our private-label products under the label “Prince & Spring” are required to be produced according to our specifications, and our manufacturers warrant that such products will perform in accordance with these specifications. Our manufacturing and supplier contracts are generally on year-to-year terms and generally provide us the additional right to terminate such agreements for uncured material breaches within 30 days. We require that all of our manufacturers comply with applicable law and we generally have the right to audit the suppliers’ facilities. We believe that third-party facilities will be adequate to meet our current and anticipated manufacturing needs, both for our private-label products and for our third-party merchandise.
Government Regulation
Our business is, among other things, subject to laws and regulations applicable to companies conducting business on the Internet. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and e-commerce, and these laws are continually evolving. Related laws may govern the manner in which we store or transfer sensitive information, or impose obligations on us in the event of a security breach or an inadvertent disclosure of such information. Different jurisdictions impose differing, and sometimes more stringent, consumer and privacy protections. Additionally, tax regulations in jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulations, the application of laws from jurisdictions whose laws do not currently apply to us, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on our business. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. See “Risk Factors—Risks Related to Our Business and Operations.” Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our website and mobile applications and their financial results. The continued growth of and demand for e-commerce is likely to result in the creation of more laws and regulations that impose additional compliance burdens on e-commerce companies.
In addition, we are subject to a broad range of laws and regulations intended to protect public health, natural resources and the environment. Our operations, and those of our manufacturing outsourcing partners, are subject to regulation by OSHA, the FDA, the USDA, and by various other federal, state and local authorities regarding the processing, packaging, storage, distribution, advertising, labeling and import of our products, including food safety standards. See “Risk Factors—Risks Related to Our Business and Operations—We are subject to governmental regulation and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation, and our failure to comply may result in enforcements, recalls, and other adverse actions.”

Other Laws and Regulations
Data Privacy and Security
Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws and federal and state consumer protection laws and regulations (e.g., Section 5(a) of the Federal Trade Commission (the “FTC”) Act), that govern the collection, use, disclosure, and protection of personal information could apply to our operations or the operations of our partners. In addition, certain state and non-US laws, such as the California Consumer Privacy Act’s (“CCPA”) and the California Privacy Rights Act (the “CPRA”) govern the privacy and security of personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Anti-Bribery and Corruption Laws
Our business is also subject to the U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws and regulations that generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business.
Intellectual Property
We believe that our rights to our intellectual property, including trademarks, copyrights, and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from competitors. We rely on a combination of copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. We own a number of trademarks that have been registered, or for which registration applications are pending, in the United States as well as in certain foreign jurisdictions. These registered or pending trademarks include, among others, “Boxed”, “Bulk is Beautiful” and “An endless supply of the things you love”. The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods and services. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.
In addition to trademark protection, we own numerous domain names, including boxed.com and princespring.com.
We also enter into and rely on confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology and other confidential information. We further control the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and in our agreements with vendors.
Environmental Matters
Our operations and leased properties are subject to a variety of U.S. laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non- hazardous materials and waste and remediation of releases of hazardous materials. We believe, based on current information, that we are in material compliance with environmental laws and regulations applicable to us. However, our failure to comply with present and future requirements under these laws and regulations, or environmental contamination or releases of hazardous materials on our leased premises, as well as through disposal of our packaging, could cause us to incur substantial costs, including clean-up costs, personal injury and property damage claims, fines and penalties, costs to redesign our private-label products or packaging or upgrade our facilities and legal costs, or require us to curtail our operations, any of which could seriously harm our business.

Available Information
Our website is www.boxed.com. At our Investor Relations website, investors.boxed.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
Item 1A. Risk Factors

Investing in our common stock or warrants involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Forward-Looking Statements,” before deciding whether to invest in our common stock or warrants. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock or warrants could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Risks Related to Our Business and Operations
If we fail to acquire new customers and retain existing customers, or fail to do so in a cost-effective manner, we may be unable to increase net revenue, improve gross margins, or achieve or sustain profitability.
Our success depends on our ability to acquire new customers and retain existing customers and to do so in a cost-effective manner. In order to expand our customer base, we must appeal to, and acquire, customers who have historically purchased their household and business essentials in bulk from other retailers such as traditional brick-and-mortar retailers, the websites of our competitors, or our vendors’ own websites. We have made significant investments related to customer acquisition, including our acquisition in December 2021 of substantially all of the assets of MaxDelivery, LLC to acquire their customers and expand our product offerings, and expect to continue to spend significant amounts to acquire additional customers. There can be no assurance that we will achieve the anticipated increase in net revenue and profitability from our investment in that acquisition, including the costs of integration, or any other acquisition to expand our business.
The paid marketing channels we invest in include search engine marketing, direct mail, display, television, radio and magazine advertising, paid social media, influencer campaigns, and product placement. We drive a significant amount of traffic to our website via search engines and, therefore, rely on their efficacy and targeting. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in search query results.
We also drive a significant amount of traffic to our website via social networking or other e-commerce channels used by our current and prospective customers. As social networking and e-commerce channels continue to rapidly evolve, we may be unable to develop or maintain a meaningful presence within these channels. If we are unable to cost-effectively drive traffic to our website, our ability to acquire new customers and our financial condition would be materially and adversely affected. Additionally, if we fail to increase our net revenue per active customer, generate repeat purchases or maintain high levels of customer engagement and retention, our business, financial condition, and results of operations could be materially and adversely affected.
We cannot assure you that the net revenue and/or profit generated from the new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, if we fail to offer products consumers purchase regularly or if consumers do not perceive the products we offer to be of high value and quality, we may be unable to acquire or retain customers. If we are unable to acquire or retain customers who purchase products in volumes sufficient to grow our business, we may be unable to generate the scale necessary to achieve operational efficiency and drive beneficial network effects with our vendors. Consequently, our prices may increase, or may not decrease to levels sufficient to maintain customer interest, our net revenue may decrease and our gross margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

We believe that many of our new customers originate from word-of-mouth and other non-paid referrals from our customers. Therefore, we must ensure that our customers remain loyal to us in order to continue receiving those referrals. If our efforts to satisfy our customers are not successful, we may be unable to acquire new customers in sufficient numbers to continue to grow our business, and we may be required to incur significantly higher marketing expenses in order to acquire new customers.

There is no assurance that we will successfully integrate the MaxDelivery on-demand grocery delivery business we acquired in December 2021, or expand that business and revenues by adding on-demand grocery service fulfillment centers in select targeted markets.

As a result of our acquisition of MaxDelivery, an on-demand grocery delivery business, in December 2021, we are in the process of expanding our perishable and fresh assortment offering to our customers. Currently, with the acquisition, customers within select zip-codes in Manhattan (New York City) now have access to an additional assortment of approximately 10,000 SKUs across a broad range of grocery categories, including fresh fish, meats, produce, dairy, and other perishable categories which Boxed has not historically offered broadly. We have plans to expand this business by adding fulfillment centers in other select target markets (zip codes) in 2022 and to further increase expansion in future periods. Expansion requires investment capital and additional personnel to identify, negotiate and complete lease agreements, procure operations equipment, recruit and hire workers, expand supply sources and operate the additional fulfillment centers. There is no assurance that we will have the necessary financial and human capital or the capacity to accomplish these objectives. The failure to do so will adversely impact our results of operations.
Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform. If we are not able to generate traffic to our website through our marketing efforts, our ability to attract new customers may be impaired.
Our ability to increase our customer base and achieve broader market acceptance of our e-commerce platform will depend on, among other things, our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including advertisement placed in television and streaming programs, social media, search engine and other online advertising. Our messaging may not resonate with potential new customers to drive sufficient traffic to our website or generate the anticipated incremental orders on our platform to justify the investment. The effectiveness of our online advertising may continue to vary due to competition for key search terms, changes in search engine use, and changes in search algorithms used by major search engines and other digital marketing platforms. The ability to spend on sales and marketing programs will be impacted by available cash from operations with any reduction in marketing spend having potential negative consequences of lower customer acquisition and retention. Further, business and operating results will be harmed if our sales and marketing efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.
If the cost of marketing our platform over social media, search engines or other digital marketing platforms increases, our business and operating results could be adversely affected. Competitors also may bid on the search terms that we use to drive traffic to our website. Such actions could increase our advertising costs and result in decreased traffic to our website.
Furthermore, search engines and digital marketing platforms may change their advertising policies from time to time. If these policies delay or prevent us from advertising through these channels, it could result in reduced traffic to our website and subscriptions to our platform. New search engines and other digital marketing platforms may develop, particularly in specific jurisdictions, that reduce traffic on existing search engines and digital marketing platforms. If we are not able to achieve prominence through advertising or otherwise on these new platforms, we may not achieve significant traffic to our website through these new platforms and our business and operating results could be adversely affected.

If we fail to maintain or grow our brand recognition, our ability to expand our customer base will be impaired and our financial condition may suffer.
We believe maintaining and growing our brand is important to supporting continued acceptance of our existing and future offerings, attracting new customers to our platform, and retaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts and special incentives and promotions, our ability to provide a reliable and useful platform, including online and mobile applications, our ability to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and solutions, and our ability to successfully differentiate our platform. Additionally, our partners’ performance, such as our shipping partners or payment processor, may affect our brand and reputation if customers do not have a positive experience. Brand promotion activities may not generate customer awareness or yield increased revenue as intended. Even if they do, any increased revenue may not offset the expenses we incurred in building our brand or in generating that revenue. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to realize a sufficient return on our brand-building efforts, and our business could suffer.
We operate in a rapidly evolving market and face intense competition, especially from larger and more well-established companies. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.
Our market is highly competitive and characterized by rapid changes in technology and consumer sentiment. Competition in our industry has intensified, particularly in e-commerce, and we expect this trend to continue as the list of our competitors grows. This competition, among other things, affects our ability to attract new users and engage and retain our existing users.
We compete with e-commerce platforms and other retailers for vendors on our platform and vendors can sell their goods on a number of other e-commerce platforms, such as Amazon.com or Walmart.com. In addition, we compete for vendors with traditional brick-and-mortar retail stores that may also have an online presence such as Costco, BJ’s Wholesale and Sam’s Club.
There are various factors that affect and whether how vendors engage with our platform, including:
•the number and engagement of users on our platform and the volume of vendor products sold;
•our fees;
•our brand awareness;
•our reputation;
•the quality of our services; and
•the functionality of our platform, including data and analytics offerings.
We also compete with retailers for the attention of customers. A customer has the choice of shopping with any online or offline retailer, whether large e-commerce marketplaces, such as Amazon.com, Walmart.com, and Target.com, as well as more traditional discount retailers, such as Walmart, Costco or Target, or local stores or other venues or marketplaces. Many of these competitors offer broader and more varied product assortment, low-cost or free shipping, fast shipping times, in-store pick-up alternatives, favorable return policies, and other features that may be difficult or impossible for us to match.
There are various factors that affect how customers engage with our platform, including:
•our brand awareness and recognition;
•our reputation;

•the prices of goods sold on our platform;
•the functionality of our platform;
•ease of payment;
•shipping terms;
•the breadth of the products sold on our platform; and
•customer service and support.
Some of our competitors have, and potential competitors may have, longer operating histories, greater financial, technical, marketing, institutional and other resources, broader product assortment, faster shipping times, lower-cost shipping, larger databases, greater name and brand recognition, or a larger base of customers or vendors than we do. They may devote greater resources to the development, marketing, and promotion of their services than we do, and they may offer lower pricing or free shipping to the customers on their platforms. These factors may allow our competitors to derive greater revenue and profits from their existing customer and vendor bases, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in trends and consumer shopping behavior. If we are unable to compete successfully, or if competing successfully requires us to expend greater resources to attract and retain customers at sufficient order volumes, our financial condition and results of operations could be adversely affected.
The growth and performance of our business depend on our ability to accurately predict consumer trends and seasonality and take appropriate action, successfully introduce new products, improve existing products, attract vendors to offer such products, and expand our offerings to respond to our customers’ and vendors’ changing needs.
Our growth depends, in part, on our ability to successfully introduce new products and services, and improve and reposition our existing products and services to meet the requirements of our customers, both consumers and businesses. As we work to grow our Retail business, which consists of sales of retail goods to both our B2B and B2C customers, the development and introduction of innovative new products and services and expansion into new offerings involves considerable costs. In addition, it may be difficult to grow existing vendor relationships by expanding product offerings, establish new vendor relationships and determine appropriate product selection when developing a new product, service or offering. Any new product, service or offering may not generate sufficient customer interest and sales to become profitable or to cover the costs of its development and promotion and, as a result, may reduce our operating income. In addition, any such unsuccessful effort may adversely affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, services or any new offerings that respond to changes in customer requirements and preferences, or if our new product or service introductions, repositioned products or services, or new offerings fail to gain customer acceptance, we may be unable to grow our business as anticipated, our sales may decline and our gross margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.
In addition, while we plan to continue to invest in the development of our business, including in the expansion of our offering of private-label brand products, we may be unable to maintain or expand sales of our private-label brand products for a number of reasons, including the loss of key vendors and product recalls. Maintaining consistent product quality, competitive pricing, and availability of our private-label brand products for our customers is essential to developing and maintaining customer loyalty and brand awareness. Our private-label brand products on average provide us with higher gross margins than the comparable third-party brand products that we sell. Accordingly, our inability to sustain the growth and sales of our private-label brand offerings may materially and adversely affect our projected growth rates, business, financial condition, and results of operations.

We may be unable to accurately forecast net revenue and appropriately plan our expenses and investments in the future.
Net revenue and results of operations are difficult to forecast because they generally depend on the number of customers we acquire and retain, customer behavior on our platform, our ability to supply or be in-stock of the products our customers demand, as well as the volume, timing and type of orders we receive, all of which are uncertain. We base our expense levels and investment plans on our estimates of net revenue and gross margins. We cannot be sure that historical growth rates, trends, and other key performance metrics are meaningful predictors of future growth. If our assumptions and forecasts prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate lower net revenue per active customer than anticipated, either of which could have a negative impact on our business, financial condition, and results of operations.
Our Retail business is moderately seasonal and weak performance during one of our historically strong seasonal periods could have a material adverse effect on our operating results for the entire fiscal year.
Our Retail business is moderately seasonal, with a meaningful portion of our sales and promotional campaigns dedicated to back-to-school and back-to-work time periods, typically resulting in the realization of higher portions of net revenue in the first and third fiscal quarters. Due to the importance of our peak sales periods, which include the post-holiday winter and fall seasons, the first and third fiscal quarters have historically contributed, and are expected to continue to contribute, significantly to our operating results for the entire fiscal year. In anticipation of seasonal increases in sales activity during these periods, we incur additional expense prior to and during our peak seasonal periods. These expenses may include the acquisition of additional inventory, seasonal staffing needs and other similar items. As a result, any factors negatively affecting us during these periods, including adverse weather, spread of seasonal infectious diseases and unfavorable economic conditions, could have a material adverse effect on our results of operations for the entire fiscal year. Due to COVID-19 and the disruption of typical back-to-school and back-to-work time periods, the dynamics of our seasonality have changed slightly and are less predictable, making it more challenging to have the necessary goods available at peak sales periods or to hold too much inventory due to a delay in the anticipated typical seasonal peak periods. We expect our seasonality to return to the normal peak sale periods in the future as the impact of COVID-19 subsides.
We only recently launched our Software & Services business and have limited experience in successfully delivering such services to customers or in marketing the offering to a broader customer set. Our results of operations and future revenue prospects will be harmed if we are unable to increase the adoption of our offerings.
We expect our Software & Services business, encompassing licensing of our software and technology assets and associated implementation fees, will be an increasingly important part of our offerings as we expand our business internationally. However, we have limited experience in successfully marketing or delivering these services to customers, and if we are not able to do both in a timely manner, we would fail to achieve the anticipated benefits of our Software & Services offering. Additionally, if our services, that include other third-party services, become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms, or for any other reason, our processes for supporting our customers could be impaired, our ability to communicate with our vendors could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could harm our business, financial condition, and results of operations. The success of our early operations of our Software & Services offerings, or lack thereof, may significantly impact our future business, results of operations and financial condition.
In addition, the attractiveness of our platform depends, in part, on our ability to integrate third-party applications and services which our registered users desire, into their websites, or develop and offer those applications independently. Third-party application providers may change the features of their applications and platforms or alter the terms governing the use of their applications and platforms in an adverse manner. Further, third-party application providers may discontinue their engagement with us, or refuse to partner with us, or limit or restrict our access to their applications and platforms. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms with our platform, which could negatively impact our offerings and harm our business. Additionally, competitors may offer functionality which our registered users desire, that is better than the functionality of third-party applications or integrated solutions in our platform. If we fail to integrate our platform with new third-party applications that our registered users need for their websites or develop them independently, or adapt to the data transfer requirements of such third-party applications and platforms or any other requirements, we may not be able to offer the functionality that our registered users expect, which would negatively impact our offerings and, as a result, harm our business.

Our business will suffer if the B2C market proves less lucrative than projected or if we fail to effectively acquire, retain and service individual B2C customers.
A majority of our revenue is generated from sales to individual B2C customers. Individual customers may have limited budgets and may choose to allocate their spending to items other than our offerings, especially in times of economic uncertainty or recessions. We intend to continue to devote substantial resources to the B2C market, including through sales of our private-label products and through sales from our direct vendors and third-party marketplace sellers. Among other things, we aim to grow our revenues by adding new consumer customers and encouraging existing customers to engage with our Boxed Up loyalty program. If the B2C market fails to be as lucrative as we project or we are unable to market and sell our services to individual customers effectively, directly or through our vendors, our ability to grow our revenues and become profitable will be harmed.
If our online Retail business platform used in our Retail e-commerce business or by our Software & Services customers licensing the platform fails to perform properly or if we fail to develop enhancements to resolve performance issues or respond to other user concerns, we could lose customers and incur significant costs.
Our operations are dependent upon our ability to prevent system interruption. The applications underlying our online Retail business platform are inherently complex and may contain or develop material defects or errors, which may cause disruptions in availability or other performance problems. Defects, errors, disruptions in service, cyber-attacks, or other performance problems with our software, whether in connection with the day-to-day operation, upgrades or otherwise, could result in loss of customers, lost or delayed market acceptance and licenses of our e-commerce platform in our Software & Services business, delays in payment to us by customers, injury to our reputation and brand, legal claims, including warranty and service claims, against us, diversion of our resources, including through increased service and warranty expenses or financial concessions, and increased insurance costs.
We have found defects in our online Retail business platform from time to time and may discover additional defects in the future that could result in data unavailability, unauthorized access to, loss, corruption, or other harm to our customers’ data. We may not be able to detect and correct defects or errors before license to our Software & Services customers. Consequently, we or our customers may discover defects or errors after our platform has been employed. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, customers could terminate their contracts, delay or withhold payment to us, or cause us to issue credits, make refunds, or pay penalties. The costs incurred or delays resulting from the correction of defects or errors in our software or other performance problems may be substantial and could adversely affect our operating results.
Our Software & Services operations are susceptible to risks associated with international operations and the use of our platform in various countries, including in emerging markets, and we may not be able to localize our Software & Services business for use in such countries.
We expect to have users of our e-commerce platform worldwide, and we expect to continue to increase the volume of our operations worldwide in the future as we expand our strategic partnerships. However, our operations in various countries subject us to risks which may include:
•difficulties related to contract enforcement, including our terms of use;
•compliance with foreign laws and regulations applicable to cross-border operations including export controls;
•customization of our Software & Services business to be compliant with local laws and regulations applicable to our users and their customers;
•monitoring changes and addressing conflicting laws in areas such as consumer protection, taxation, anti-money laundering and copyright;
•lower levels of Internet availability and use in certain geographical locations;
•data privacy and data localization laws that may require that user data and data of our users’ consumers be stored and processed in a designated territory;

•tax consequences, including the complexities of foreign value-added tax (or other tax) systems and restrictions on the repatriation of earnings;
•varying economic and political climates;
•currency exchange rates and restrictions related to foreign exchange controls;
•different and varied sources of competition;
•different customer spending levels, in particular in light of the COVID-19 pandemic; and
•lower levels of credit card use, access to online payment methods, and increased payment risks.
These factors, or other factors, may cause our international costs of doing business to exceed our forecasts and may also require significant management attention and financial resources. Any negative impact from our international business efforts could adversely affect our business, results of operations and financial condition.
We are in the process of localizing our platform for international adoption in local markets, including the languages and currencies we use, expanding our systems to accept payments in forms that are common in those targeted markets and tailoring our customer service policies, to provide our users with a local experience and cater to their specific needs. We intend to continue our nascent international expansion efforts, including through partners who can assist us to penetrate new markets. To achieve our goals, we must hire and train experienced personnel to staff and manage our international expansion. Our international expansion efforts may be slow or unsuccessful to the extent that we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target, or if we were to engage with a partner who is not appropriately qualified to operate in local markets. In addition, the expansion of our existing international operations and entry into additional international markets, in particular in emerging markets, has required, and will continue to require, significant management attention and financial resources, particularly in light of the COVID-19 pandemic. We may also face pressure to lower our prices to compete in emerging markets, which could adversely affect revenue derived from our international operations.
Our efforts to expand our presence in emerging markets presents challenges that are different from those associated with more developed international markets. In particular, regulations limiting the use of local credit cards and foreign currency could constrain our growth in certain countries. Additionally, in emerging markets, we may face the risk of rapidly changing government policies, including with respect to bank transfers and various payment methods including offline methods, and we may encounter sudden currency devaluations. Currency controls in emerging countries may make it difficult for us to repatriate collections or profits that we generated in a particular country.
These and other factors associated with our international operations could impair our growth prospects and adversely affect our business, operating results and financial condition.
Because we recognize net revenue from licensing arrangements with our e-commerce Software & Services customers over the term of the licensing agreement, downturns or upturns in the volume or size or structure of our licensing arrangements are not immediately reflected in full in our operating results in a particular fiscal quarter.
Certain portions of our revenues are recognized over time. While our current Software & Services licensing arrangement allows us to recognize revenue in the current quarters as certain performance obligations are met, this may not always be the case depending on the revenue recognition patterns of future arrangements. As a result, some or much of the potential future revenue we report each quarter may be the recognition of deferred revenue from contracts entered into during previous quarters. Consequently, a shortfall in demand for our Software & Services offerings or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenues for that quarter but could negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our Software & Services offerings are not fully reflected in our results of operations until future periods.

Changes in vendor product costs and availability could materially and adversely affect our Retail business.
The success of our Retail business, including our B2C and B2B customer bases, depends in part on our ability to anticipate and react to changes with respect to vendor product costs and availability of the goods and services we make available on our mobile applications and web-based e-commerce platforms (collectively, the “Boxed Sites”) and otherwise to our customers. We are susceptible to increases in costs of such goods and services as a result of factors beyond our control, such as general economic conditions, market changes, increased competition, general risk of inflation, exchange rate fluctuations, seasonal fluctuations, shortages or interruptions, weather conditions, changes in global climates, global demand, food safety concerns, generalized infectious diseases, changes in law or policy, declines in fertile or arable lands, product recalls, and government regulations.
For example, food price deflation could reduce the attractiveness of the products we sell relative to competing products and thus reduce our sales growth and overall sales. On the other hand, future food price inflation, particularly periods of rapid inflation such as the industry-wide trends occurring during 2021 and 2022, could reduce our profitability as there may be a lag between the time of the product cost increase and the time at which we are able to increase the price to the customer of the products we sell. Further, we may be unable to pass on the product cost increases to our customers due to competitive dynamics, which could impact our operating profitability. Additionally, unforeseen events, such as the COVID-19 pandemic, can significantly and rapidly increase the demand for certain items, resulting in unanticipated and costly consumer behavior on the Boxed Sites and adverse customer retention when out of stock items increase with respect to highly-desired items. We generally do not have long-term supply contracts or guaranteed purchase commitments with our vendors, and we do not hedge the risk associated with purchase of commoditized products. As a result, we may not be able to anticipate, react to or mitigate against cost fluctuations which could materially and adversely affect our business.
The performance of our Retail business and our Software & Services business may be adversely affected by changes in the nature in which businesses are operated following the COVID-19 pandemic and by the timing and long-term approach toward the return to traditional workplaces and work schedules.
The COVID-19 pandemic, measures attempting to contain and mitigate the effects of the COVID-19 pandemic, including stay-at-home, business closure, vaccine and mask mandates, and other restrictive orders, and the resulting changes in consumer behaviors, have disrupted our normal operations and impacted our employees, vendors, partners, and customers. We expect these disruptions and impacts to continue, particularly as variants of the virus develop and spread. In response to the COVID-19 pandemic, we have taken a number of actions that have impacted and continue to impact our business, including transitioning certain employees (largely employees that work at our corporate headquarters) to remote work-from-home arrangements and imposing travel and related restrictions. While we believe these actions were reasonable and necessary as a result of the COVID-19 pandemic, they were disruptive to our business and could adversely impact our results of operations. Given the continued spread of COVID-19, potential resurgence of infection rates as local and state governments lift their respective business restrictions and safety protocols, and the resultant personal, economic, and governmental reactions, we may have to take additional actions in the future that could harm our business, financial condition, and results of operations. Since our business relies significantly on the efficiency and productivity of our fulfillment and logistics platform, the majority of our employees continued and are continuing their essential work in our fulfillment centers during the COVID-19 pandemic under advanced safety protocols, including encouraging vaccinations and requiring face masks. Prior to the COVID-19 pandemic, certain of our employees traveled frequently to establish and maintain relationships with one another and with our customers, vendors, and investors. We continue to monitor the situation and may adjust our current policies as more information and guidance become available. Suspending travel and in-person business meetings on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts and our ability to recruit employees across the organization. These changes could negatively impact our sales and marketing in particular, which could have longer-term effects on our sales pipeline, or create operational or other challenges, any of which could harm our business. In addition, our management team has spent, and will likely continue to spend, significant time, attention, and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.

The degree to which COVID-19 will affect our Retail business and results of operations will depend on future developments that are highly uncertain and cannot be predicted. These developments include but are not limited to the duration, extent, and severity of the COVID-19 pandemic and variants of the virus, actions taken to contain the COVID-19 pandemic, the impact of the COVID-19 pandemic and related restrictions on economic activity and domestic and international trade, and the extent of the impact of these and other factors on our employees, vendors, partners, and customers. The COVID-19 pandemic and related restrictions have limited and could continue to limit our B2B customers’ ability to operate effectively (limiting their abilities to obtain inventory, generate sales, or make timely payments to us). It could disrupt or delay the ability of employees to work if they become sick or are required to care for those who become sick, including dependents for whom external care is not available. It has caused and could continue to cause delays or disruptions in services provided by key vendors and product manufacturers, increase our vulnerability and that of our partners and service providers to security breaches, denial of service attacks or other hacking or phishing attacks, or cause other unpredictable effects. Continued delays in return to office throughout 2020 and 2021 have negatively impacted our sales to our B2B customers, and have also limited our ability to acquire new B2B customers. The pandemic's negative impact on our B2B customer base is likely to continue for the foreseeable future as the world continues to adjust to the uncertainty surrounding the COVID-19 pandemic.
Further, as a result of the COVID-19 pandemic, remote work, particularly for our corporate headquarters employees, and remote access to our systems has increased significantly. Additional controls and processes are therefore necessary to protect company data. Real-time deterrent, preventive, detective, corrective and security monitoring controls could fail to identify certain cyber-attacks or simply not be sufficient or sophisticated enough to detect or thwart these attacks. Although company issued laptops are reinforced with mandatory security software controls to reduce the risk of unknown networked devices and users from accessing company networks, whether third party hosted or not, there remains an elevated risk from remote working due to the reliance on untrusted residential networks for internet work connectivity. Although the company’s system activity logs and events have not demonstrated a significant or marked increase in cyber threat activity, there is no assurance this will continue and the company remains vulnerable to cyberattacks which could have a material adverse effect on the company, its operations and its financial results. While we carry cyber liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with cyber liability claims. In addition, we may be unable to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage, which may result in future cyber liability claims being uninsured. Any of these factors could negatively impact our business and, consequently, adversely affect our results of operations.
The COVID-19 pandemic also has caused heightened uncertainty in the global economy. Although certain e-commerce trends positively impacted our B2C offering during the initial onset of the COVID-19 pandemic, there can be no assurances that the overall trend will be sustained through the remainder of the pandemic or in subsequent periods. Additionally, if economic conditions deteriorate, business customers may delay reopening offices and encouraging employees to return to physical offices, they may not have the financial means to make purchases from us and they may delay or reduce discretionary purchases, which would further negatively impact our B2B offering and our results of operations. Our small business customers or individual customers may be more susceptible to general economic conditions than larger businesses, which may have greater liquidity and access to capital. Uncertain and adverse economic conditions also may lead to increased returns, refunds and chargebacks. Since the impact of COVID-19 is ongoing, the effect of the COVID-19 pandemic and the related impact on the global economy may not be fully reflected in our results of operations until future periods. Volatility in the capital markets has been heightened during recent months and such volatility may continue, which may cause declines in the price of our common stock.
Further, to the extent there is a sustained general economic downturn and our offerings are perceived by customers and potential customers as costly, our revenue may be disproportionately affected by delays or reductions in general spending. Competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our Software & Services offerings and related services. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations, and financial condition could be materially and adversely affected. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

If we fail to develop and successfully introduce new Software & Services offerings, or fail to maintain existing products and services that are significant to our retail partners, or if we are unable to anticipate and respond to rapid changes in technology or industry trends, our business, growth expectations, and financial condition may be materially and adversely affected.
The markets in which we compete are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Our long-term success will depend be based on our ability to identify and anticipate the needs of users of our Software & Services offerings and develop and maintain products that provide them with the tools they need to operate their businesses. Our future success in attracting new retailers and expanding our Software & Services offerings and the revenue we generate from each Software & Services partnership will depend on our ability to improve the look, functionality, performance, security, design and reliability of our solutions and services and to suit them to the needs of our retail partners.
We invest significant time and effort in the research and development of new and enhanced product and service offerings to serve our Software & Services users, including the development of vertical solutions for specific business segments, various design elements, such as customized colors, fonts, content, language and other features, and our full-stack no-code/low-code development platform, intended to attract developers to our platform, and back-office administrative tools for our partners and their third-party associates and ultimate customers. We also need to ensure the continued collaboration with certain third-party products and services that are included in our offerings and that may be significant to our retail partners. It may take our design team and developers months to update, code and test new and upgraded solutions and services and integrate them into our platform. Furthermore, the introduction of these new and upgraded design features, solutions and services also may involve a significant amount of marketing spending.
If we are unable to successfully maintain and enhance our existing products to meet evolving retail partner and end user requirements and increase adoption and usage of our products, services and related third-party products, if we are unable to maintain existing products provided to us by third parties that may be significant to our retail partners, if our efforts to increase the usage of our services are more expensive than we expect, or if our solutions fail to achieve widespread acceptance, potential retail partners may adopt the products and services of our competitors and our revenues and competitive position could be materially and adversely affected.
We may be unable to source additional, or strengthen our existing relationships with, vendors. In addition, the loss of any of our key vendors would negatively impact our business.
In order to attract quality vendors, we must:
•demonstrate our ability to help our vendors increase their sales;
•offer vendors a high quality, cost-effective fulfillment process; and
•continue to provide vendors a dynamic and real-time view of our demand and inventory needs.
If we are unable to provide our vendors with a compelling return on investment and an ability to increase their sales, we may be unable to maintain and/or expand our vendor network, which would negatively impact our business.
We purchase significant amounts of products from a number of vendors with limited supply capabilities. There can be no assurance that our current vendors will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our vendors to provide products in a timely or cost-effective manner could impair our growth and materially and adversely affect our business, financial condition, and results of operations. For instance, as a result of the disruptions resulting from the COVID-19 pandemic, some of our existing vendors were not able to supply us with products in a timely or cost-effective manner. While we believe these disruptions to be temporary, but still continuing, their duration is uncertain and a continued inability of our vendors to provide products or other product supply disruptions that may occur in the future could impair our business, financial condition, and results of operations.
We generally do not maintain long-term supply contracts with any of our product vendors and any of our vendors could discontinue selling to us at any time. The loss of any of our significant vendors or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us would have a negative impact on our business, financial condition, and results of operations.

We continually seek to expand our base of vendors and to identify new products. If we are unable to identify or enter into distribution relationships with new vendors or to replace the loss of any of our existing vendors, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, and results of operations may be adversely affected.
In addition, certain of the brands we currently purchase and offer for sale to our customers are not offered by our retailer competitors. However, we have not entered into formal exclusivity agreements with the vendors for such brands. In the event these vendors choose to enter into distribution arrangements with other retailers or other competitors, our sales could suffer and our business could be adversely affected.
Our principal vendors currently provide us with certain incentives such as volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives would increase our costs and could reduce our profitability. Similarly, if one or more of our vendors were to offer these incentives or other preferential incentives, including preferential pricing, to our competitors, our competitive strength would be reduced, which could materially and adversely affect our business, financial condition, and results of operations.
We may be unable to sustain or improve our customer loyalty offerings, which could lead to reduced customer engagement and retention, and adversely affect our business, financial condition and results of operations and rate of growth.
Our revenue growth is partially dependent on our ability to continue to improve current loyalty and subscription offerings, as well as introduce new offerings to keep our customers engaged. We believe the success of offerings such as our Prince & Spring private-label brand, our Boxed Up paid loyalty program, and our auto-ship subscription program help drive increased customer engagement. If we are unable to maintain and continuously improve these programs, or if we are unable to offer new additional loyalty programs, it may impact our customer retention and adversely affect our business and financial condition.
Further, customers enrolling in our loyalty programs, including our auto-ship subscription and Boxed Up programs, are able to cancel their membership at any time and may decide to cancel or forego memberships due to any number of reasons, including increased prices for that membership or for our services, quality issues with our services, harm to our reputation or brand, seasonal usage, or individuals’ personal economic pressures. Increasing governmental regulation of automatically renewing subscription programs could negatively impact our marketing of this program. A decline in the number of customers engaging in our loyalty programs could materially and adversely affect our business, results of operations and financial condition.
Food safety, quality, and health concerns could affect our business.
We could be adversely affected if customers lose confidence in the safety and quality of our vendor supplied and private label brand food products. This is heightened by our expansion into the on-demand grocery delivery business that includes fresh foods (including meat, fish, poultry, dairy, and vegetables) with the acquisition of the MaxDelivery in December 2021. All of our vendors are required to comply with applicable product safety laws and we are dependent upon them to ensure such compliance. One or more of our vendors, including manufacturers of our private label brand products, might not adhere to product safety requirements or our quality control standards. Any issues of product safety or allegations that our products are in violation of governmental regulations, including, but not limited to, issues involving products manufactured in foreign countries, could cause those products to be recalled. Adverse publicity about these types of concerns, whether valid or not, may discourage customers from buying the products we offer. The real or perceived sale of contaminated food products by us could result in product liability claims against our vendors or us, expose us or our vendors to governmental enforcement action or private litigation, or lead to costly recalls and a loss of customer confidence, any of which could have an adverse effect on our business, financial condition, and results of operations.

We outsource the manufacturing of our private-label brand products. As a result, our private-label brand business may be adversely affected by a variety of factors including, but not limited to, fluctuations in the cost and availability of raw materials, complications relating to the manufacturing process and the failure of our outsourcing partners to maintain an adequate quality-control system. Any issues relating to the manufacturing of such private-label brand products or claims arising from any injury or illness allegedly caused by such products could adversely affect the reputation of our private label brands or our results of operations. Many of these factors are subject to circumstances that are beyond our control, such as the supply and demand of commodities, weather and agricultural conditions, governmental regulations and the ability to hire a sufficient number of qualified personnel. In addition, our products may be exposed to product recalls, including voluntary recalls or withdrawals, if they are alleged to cause or pose a risk of injury or illness or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider to not meet our standards, whether for palatability, appearance or otherwise, in order to protect our brand and reputation. Furthermore, we also may be subject to product liability claims if the consumption or use of our products is alleged to cause injury or illness. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may be unable to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage, which may result in future product liability claims being uninsured. Any of these factors could negatively impact our private brand business and, consequently, adversely affect our results of operations.
If we do not successfully optimize, operate and manage the expansion of the capacity of our fulfillment centers, or if we lose access to one or more of our fulfillment centers, our business, financial condition, and results of operations could be harmed.
If we do not optimize and operate our fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our Retail business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers. The COVID-19 pandemic has disrupted and strained our fulfillment center labor pool and many continue to do so. Any unanticipated occurrences with respect to the COVID-19 pandemic, including any potential outbreak of cases or the development of a vaccine-resistant strain during the reopening of the U.S. economy by state and local governments, could cause us to experience disruptions to the operations of our fulfillment centers, including an insufficient and strained labor pool from time to time, which may negatively impact our ability to fulfill orders in a timely manner, which could harm our reputation, relationship with customers and results of operations.
We have designed and built our own fulfillment center infrastructure, including proprietary robotics and fulfillment software, which is designed to meet the specific needs of our business. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and expedient manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition, and results of operations.

We anticipate the need to add additional fulfillment centers as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans, especially if the COVID-19 pandemic continues. If we are unable to secure new or expanded facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, and results of operations could be materially and adversely affected. If demand for our product offerings grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be substantially affected by the spread of COVID-19 and its variant strains and related governmental orders and there may be delays or increased costs associated with such expansion as a result of the spread and impact of the COVID-19 pandemic. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional capital investment. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.
Packaging and shipping products are critical parts of our Retail business and any changes in, or disruptions to, our packaging and shipping vendor arrangements could adversely affect our business, financial condition, and results of operations.
We currently rely on third-party national, regional and local logistics providers to deliver the products we offer on our website and mobile applications. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. For example, changes to the terms of our shipping arrangements may adversely impact our gross margins and profitability. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, pandemics, epidemics or other health-related crises, acts of war or terrorism or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying products through our website and mobile applications, which would adversely affect our business, financial condition, and results of operations. Further, COVID-19 and its variant strains and related governmental work and travel restrictions may cause disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience and our results or operations. The spread of COVID-19, and any future pandemic, epidemic or similar outbreak, has and may continue to disrupt our vendors and logistics providers, such as UPS, FedEx, Lone Star Overnight, OnTrac, Lasership, GLS and other third-party delivery agents, as their workers may be prohibited or otherwise unable to report to work and transporting products within certain countries, regions, states or localities may be limited due to laws, rules, orders or regulations, extended holidays, factory closures, port closures and increased border controls and closures, among other things. Throughout 2020 and 2021, we have witnessed an unprecedented industry-wide increase in costs associated with shipping resulting from a combination of increased e-commerce demand as well as labor shortages across the shipping carrier landscape. This cost inflation has impacted our Retail business profitability. We may continue to incur higher shipping costs due to rate increases and various surcharges, including increasing fuel surcharges, implemented by third-party delivery agents. Further increases may result from future increases in shipping demand, labor shortages, or the result of any COVID-19 outbreak and any future pandemic, epidemic or similar outbreak, among other factors.

Our business depends on network and mobile infrastructure, our third-party data center hosting facilities, other third-party providers, and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our website or mobile applications or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers or vendors. A failure to adequately resolve such defects and implement new systems could harm our business and adversely affect our results of operations.
A key element of our strategy is to generate a high volume of traffic on, and use of, our website and mobile applications. Our reputation and ability to acquire, retain, and serve our customers are dependent upon the reliable performance of our website and mobile applications and the underlying network infrastructure. As our customer base and the amount of information shared on our website and mobile applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data center services, including those of third-party cloud providers, and equipment and related network infrastructure to handle the traffic on our website and mobile applications. The operation of these systems is complex and could result in operational failures. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. In the event that the volume of traffic of our customers exceeds the capacity of our current network infrastructure or in the event that our customer base or the amount of traffic on our website and mobile applications grows more quickly than anticipated, we may be required to incur significant additional costs to enhance the underlying network infrastructure. Interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of our website and mobile applications and prevent our customers from accessing our website and mobile applications. If sustained or repeated, these performance issues could reduce the attractiveness of our products and services. In addition, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any web or mobile platform interruption or inadequacy that causes performance issues or interruptions in the availability of our website or mobile applications could reduce customer satisfaction and result in a reduction in the number of customers using our products and services.
We depend on the development and maintenance of the Internet and mobile infrastructure. This includes maintenance of reliable Internet and mobile infrastructure with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet and mobile access. We also use and rely on services from other third parties, such as our telecommunications services and our sole payment processor, and those services may be subject to outages and interruptions that are not within our control. Failures by our telecommunications providers may interrupt our ability to provide phone support to our customers and distributed denial-of-service (“DDoS”) attacks directed at our telecommunication service providers could prevent customers from accessing our website. In addition, we have in the past and may in the future experience down periods where our third-party credit card processor is unable to process the online payments of our customers, which would disrupt our ability to receive customer orders. Our business, financial condition, and results of operations could be materially and adversely affected if for any reason the reliability of our Internet, telecommunications, payment system and mobile infrastructure is compromised.
We currently rely upon third-party data storage providers. Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our website and mobile applications are processed through, servers hosted by these providers. We also rely on e-mail service providers, bandwidth providers, Internet service providers and mobile networks to deliver e-mail and “push” communications to customers and to allow customers to access our website.

Any damage to, or failure of, our systems or the systems of our third-party data centers, including cloud storage solution providers, or our other third-party providers could result in interruptions to the availability or functionality of our website and mobile applications. As a result, we could lose customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory and product shortages. If for any reason our arrangements with our data centers, cloud storage solution providers or other third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition, and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have designed certain of our software and computer systems so as to also utilize data processing, storage capabilities and other services. Given this, along with the fact that we cannot rapidly switch certain operations to other cloud providers, any disruption of or interference with our use of the services of our existing providers would impact our operations and our business would be adversely impacted. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our third-party data centers, including cloud storage solution providers, or any other third-party providers to meet our capacity requirements could result in interruption in the availability or functionality of our website and mobile applications.
The satisfactory performance, reliability and availability of our website, mobile applications, transaction processing systems and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as to maintain adequate customer service levels. Our net revenue depends on the number of visitors who shop on our website and mobile applications and the volume of orders that we can handle. Unavailability of our website or of our mobile applications or reduced order fulfillment performance would reduce the volume of goods sold and could also materially and adversely affect customer perception of our brand. Any slowdown or failure of our website, mobile applications or the underlying technology infrastructure could harm our business, reputation and our ability to acquire, retain and serve our customers.
The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, pandemic, epidemic or other health-related crisis, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close our third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our website and mobile applications. Cloud computing, in particular, is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster, pandemic (such as the COVID-19 pandemic), blackout or other unforeseen event were to occur that disrupted the ability to obtain an Internet connection, we may experience a slowdown or delay in our operations. While we have some limited disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired and our business, financial condition, and results of operations may be materially and adversely affected.

We rely significantly on the use of information technology, as well as those of our third party service providers. Our failure or the failure of our third-party service providers to protect our website, networks, and systems against cybersecurity incidents, or otherwise to protect our confidential or personally identifiable information, could damage our reputation and brand and substantially harm our business, financial condition, and results of operations.
Our services are web-based and we collect, process, transmit, and store large amounts of data about our customers, employees, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we rely on tokenization solutions licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect this data from being breached or compromised. Similarly, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems or those of our third-party service providers. DDoS attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our website, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, and we may be unable to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.
Breaches of our security measures or those of our third-party service providers or any cybersecurity incident could result in unauthorized access to our website, networks and systems; unauthorized access to and misappropriation of customer and/or employee information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our website, networks or systems; deletion or modification of content or the display of unauthorized content on our website; interruption, disruption or malfunction of operations; costs relating to cybersecurity incident remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these cybersecurity incidents occur, or there is a public perception that we, or our third-party service providers, have suffered such a breach, our reputation and brand could also be damaged and we could be required to expend significant capital and other resources to alleviate problems caused by such cybersecurity incidents. As a consequence, our business could be materially and adversely affected and we could also be exposed to litigation and regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access the customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and results of operations. The potential for increased cost is heightened as governmental authorities throughout the U.S. and around the world devote increasing attention to data privacy and security issues.

While we maintain privacy, data breach, and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Additionally, even though we continue to devote resources to monitor and update our systems and implement information security measures to protect our systems, there can be no assurance that any controls and procedures we have in place will be sufficient to protect us from future cybersecurity incidents. Failure by us or our vendors to comply with data security requirements, including the CCPA new “reasonable security” requirement in light of the private right of action, or rectify a security issue may result in class action litigation, fines, and the imposition of restrictions on our ability to accept payment cards, which could adversely affect our operations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modify or enhance our systems in the future. As a result, we may face interruptions to our systems, reputational damage, claims under privacy and data protection laws and regulations, customer dissatisfaction, legal liability, enforcement actions or additional costs, any and all of which could adversely affect our business, financial condition, and results of operations. In addition, although we seek to detect and investigate data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.
We are subject to risks related to online transactions and payment methods.
We accept payments using a variety of methods, including credit card, debit card, Apple Pay, PayPal, Google Pay, gift cards and customer invoicing. We rely on third parties to provide certain of these payment methods and payment processing services. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from customers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.
We occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. We may also suffer losses from other online transaction fraud, including fraudulent returns. If we are unable to detect or control credit card or transaction fraud, our liability for these transactions could harm our business, financial condition and operating results.
We rely on limited providers for payment processing to provide the technology we utilize to process payments for the Boxed Sites and to offer to our Software & Services customers.
To process payments through the Boxed Sites and through e-commerce platforms we develop for our Software & Services clients, we have entered into payment service provider agreements with select providers. These agreements are integral to our and some of our Software & Services clients’ ability to process payments made through our respective platforms and any disruption or problems with our payment service providers or their services could have an adverse effect on our reputation, results of operations and financial results. If our payment service providers were to terminate their respective relationships with us, we could incur substantial delays and expense in finding and integrating alternative payment service providers, and the quality and reliability of such alternative payment service providers may not be meet our requirements. Any long-term or permanent disruption in our payment processing infrastructure would decrease our revenues from our Software & Services clients, since these would be required to use one of the alternative payment gateways offered through our platform.

We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, including due to evolving labor dynamics, our business could be harmed.
Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate, and retain qualified and skilled employees. The market for such positions is highly competitive. Qualified individuals are in high demand and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan, and we may be unable to find adequate replacements. Further, if we expand our fulfillment center capacity or open additional fulfillment centers, we will need to attract and staff a variety of positions, including managerial positions, which will necessitate the time and attention of management. All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations may be materially and adversely affected.
Recent and ongoing increases in labor costs have impacted our business, and labor shortages or further increases could continue for the foreseeable future, which may adversely impact our future operations.
Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in New York, Nevada, New Jersey and Texas, where we operate fulfillment centers, and New York where our corporate headquarters is located, and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. Notably, there has been a recent increase the amount of state legislation around minimum wage, with New York, Nevada, and New Jersey all implementing relatively substantial minimum wage increases over the last several years. As minimum wage rates increase or related laws and regulations change, we have and may need to continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or, if we fail to pay such higher wages, we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices to our customers, our profitability may decline and could have a material adverse effect on our business.
We may be unable to adequately protect our brand and our other intellectual property rights. Additionally, we may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of management’s efforts and attention.
We regard our brand, customer lists, trademarks, service marks, copyrights, trade dress, domain names, trade secrets, proprietary technology, and similar intellectual property as critical to our success. We rely on trademark, copyright, trade secret protection, agreements, and other methods with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our products are, or may be made, available. Regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all of our intellectual property rights. Any of our intellectual property rights may be challenged by others or invalidated through regulatory administrative process or litigation. Our applications to register our trademarks may never be granted. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Furthermore, our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure or use of such information.

We might be required to spend significant resources to monitor and protect our intellectual property rights. For example, we may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights, or other proprietary rights or to establish the validity of such rights. However, we may be unable to discover or determine the extent of any infringement, misappropriation, or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially and adversely affect our business, financial condition, and results of operations.
We rely on licenses to use the intellectual property rights of third parties which are incorporated into our products and services. Failure to renew or expand existing licenses may require us to modify, limit, or discontinue certain features of our offerings, which could affect our business, financial condition and results of operations. In addition, our technology platform may use open source software. The use of such open source software may subject us to certain conditions, including the obligation to offer, distribute, or disclose our technology platform for no or reduced cost, make the proprietary source code subject to open source software licenses available to the public, license our software and systems that use open source software for the purpose of making derivative works, or allow reverse assembly, disassembly, or reverse engineering. We monitor our use of open source software to avoid subjecting our technology platform to conditions we do not intend. However, if our technology platform becomes subject to such unintended conditions, it could have an adverse effect on our business, financial condition, and results of operations.
Third parties have from time to time claimed, and may claim in the future, that we have infringed their intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, result in injunctions against us or the payment of damages by us, require significant amounts of management time or result in the diversion of significant operational resources and expensive changes to our business model, result in the payment of substantial damages or injunctions against us, or require us to enter into costly royalty or licensing agreements, if available. In addition, we may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. We have not exhaustively searched patents relative to our technology, and exhaustive searches of copyrights and trade secrets are not feasible due to the nature of such intellectual property rights. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities or take other action to resolve the claims. Any payments we are required to make and any injunctions we are required to comply with as a result of these claims could materially and adversely affect our business, financial condition, and results of operations.
We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our Consolidated Financial Statements or cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired.
In connection with the preparation of our financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. We did not design and maintain an effective control environment and control activities commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with our accounting and reporting requirements or effectively select and develop control activities that mitigate risks that involve more complex accounting judgments. These material weaknesses resulted in deficiencies surrounding the controls related to the preparation, review, and analysis of accounting information and financial statements. Those controls are not adequately designed or appropriately implemented to identify material misstatements in financial reporting on a timely basis.
Each of these material weaknesses could result in a misstatement of one or more account balances or disclosures, misstatements that would result in a material misstatement to the annual or interim Consolidated Financial Statements which would not be prevented or detected.

We have begun an implementation plan to remediate these material weaknesses. With the oversight of senior management and our audit committee, we have hired and will continue hiring additional accounting personnel with technical accounting and financial reporting experience and have implemented improved process level and management review controls with respect to the completeness, accuracy, and validity of complex accounting measurements on a timely basis. We also have supplemented internal accounting resources with external advisors to assist with performing technical accounting activities. Furthermore, we are implementing a process of formalizing procedures to ensure appropriate internal communications between the accounting department and other operating departments necessary to support the internal controls. The remediation measures are ongoing, and will not be considered remediated until our remediation plan has been fully implemented, the applicable controls are fully operational for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. These remediation measures are expected to result in future costs for the Company. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. Our efforts may not remediate these material weaknesses in our internal control over financial reporting, and may not prevent additional material weaknesses from being identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our Consolidated Financial Statements that could result in a restatement of our Consolidated Financial Statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in our equity value. Additionally, ineffective internal controls could expose us to an increased risk of financial reporting fraud and the misappropriation of assets, and may further subject us to potential delisting from the stock exchange on which we list, or to other regulatory investigations and civil or criminal sanctions.
As a public company, subject to limited exceptions, we are required pursuant to Section 404(a) of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for this and each annual report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. If in the future we are no longer classified under the definition of an emerging growth company, our independent registered public accounting firm will also be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act, to attest to the effectiveness of our internal control over financial reporting in each future annual report on Form 10-K to be filed with the SEC, which may lead to a substantial increase in costs incurred. We will be required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE on which our securities are listed, or other regulatory authorities, which would require additional financial and management resources.
Prior to the Business Combination, Seven Oaks identified material weaknesses in its internal control over financial reporting. One or more of these material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Prior to consummation of the Business Combination, Seven Oaks management identified two material weaknesses in its internal control over financial reporting, one related to the accounting for a significant and unusual transaction related to the warrants it issued in connection with the IPO in December 2020 and another related to its application of ASC 480-10-S99-3A related to its accounting classification of the initial shares of Seven Oaks Class A common stock outstanding prior to the Business Combination.
To respond to these material weaknesses, we have devoted and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our Consolidated Financial Statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Some provisions of our certificate of incorporation and bylaws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our certificate of incorporation and bylaws, as well as provisions of the DGCL, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares.

These provisions include:
•our Board is classified into three classes of directors with staggered three-year terms, and directors are only able to be removed from office for cause;
•nothing in our certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our common stock;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•our stockholders are only able to take action at a meeting of stockholders and not by written consent;
•only our chairman of the Board, our Chief Executive Officer, our President or a majority of the Board are authorized to call a special meeting of stockholders;
•no provision in our certificate of incorporation or the bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•certain amendments to our certificate of incorporation will require the approval of two-thirds of the then outstanding voting power of our capital stock;
•our bylaws provide that the affirmative vote of two-thirds of the voting power of the then-outstanding shares of our voting stock, voting as a single class, is required for stockholders to amend or adopt any provision of the bylaws;
•our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our common stock; and
•certain litigation against us can only be brought in Delaware.
Our certificate of incorporation states that we shall not engage in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:
•the business combination or transaction which resulted in the stockholder becoming an interested stockholder was approved by the Board prior to the time that the stockholder became an interested stockholder;
•upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding shares owned by directors who are also officers of the corporation and shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or
•at or subsequent to the time the stockholder became an interested stockholder, the business combination was approved by the Board and authorized at an annual or special meeting of the stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock which is not owned by the interested stockholder.
These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of us. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take corporate actions other than those our stockholders desire.

Our certificate of incorporation and bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our certificate of incorporation and bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware and any appellate court thereof will be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed to us or our stockholders by any of our current or former directors, officers, employees, agents or stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, employees, agents or stockholders arising under the DGCL, the certificate of incorporation or the bylaws (as either may be amended from time to time) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action, suit or proceeding asserting a claim related to or involving us that is governed by the internal affairs doctrine.
Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Unless we consent in writing to the selection of an alternative forum, our certificate of incorporation and bylaws provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the certificate of incorporation and bylaws to be inapplicable or unenforceable in such action.
Risks Related to Our Capital Requirements and Capital Structure
We have a history of operating losses and may never be able to achieve or maintain profitability.
We incurred net losses of $69.2 million, $34.4 million and $65.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. As a result of our ongoing losses, as of December 31, 2021, we had an accumulated deficit of $384.6 million. While we have experienced significant revenue growth since inception, we may not be able to sustain or increase our growth or achieve or sustain profitability in the future. We intend to continue to invest in sales and marketing efforts, research and development, growth in personnel, expansion of our fulfillment center network, and expansion of our Software & Services business into new geographies. In addition, we expect to incur significant additional legal, accounting, insurance, and other expenses related to our being a public company as compared to when we were a private company. We will also incur additional costs associated with our proposed commercial partnership with Palantir that are not fully reflected in our historical financial results. We expect to continue to generate losses for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our projections or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our need to raise additional capital in the future to execute on our business plan and meet the financial covenants included in our term loan raise substantial doubt about our ability to continue as a going concern.

To date, we have raised a substantial amount of capital from outside investors and lenders through the issuance of stock and borrowings, including under our term loans and revolving credit facilities, as well as through the consummation of the Business Combination. In addition to the $105.0 million in cash and cash equivalents on our balance sheet, as of December 31, 2021, we also had $60.1 million in receivables related to the Forward Purchase Agreement entered into in connection with the Business Combination. The timing and terms of any recoupment of the receivables (or some portion thereof) are influenced by our stock price performance over the next 24 months, and there is no guarantee that we will recoup the full amount of that receivable.

As an emerging growth company, we expect to continue to rely on outside capital for the foreseeable future to execute our strategy of investing in growth at the expense of long-term profits and expect to continue to make substantial investments in our business, including in the expansion of the merchandise sold on our platform, in our research and development for our Software & Services segment, and in our advertising and sales teams, in addition to incurring additional costs as a result of being a public company.

Included in the capital raised to date is our term loan agreement, entered into in August 2021 for principal of $45.0 million. The term loan contains a certain number of financial covenants, which requires us to (i) maintain minimum unrestricted cash balance of $15.0 million, (ii) maintain minimum net Retail revenue based upon agreed quarterly targets; and (iii) maintain a Retail gross margin percentage of at least 8%. In order to achieve these targets, we expect to invest in growth initiatives including substantially increasing our marketing spend, resulting in an increase in cash used in operating activities for the next twelve months. As of December 31, 2021, we were in compliance with the financial covenants required by our term loan. However, these uncertainties, including the inherent uncertainties associated with executing our growth strategy, combined with the financial covenants and growth requirements associated with our $45.0 million term loan, create risk that we may not be able to maintain compliance with one or more of these covenants over the next twelve months.

Further, as of December 31, 2021, we had no additional capital available for borrowing and no firm commitment from current or prospective investors to provide us additional capital to fund operations in the foreseeable future. These uncertainties, including the inherent uncertainties discussed above regarding our growth strategy and financial covenants, raise substantial doubt about our ability to continue as a going concern.
Our business plans may change, general economic, financial or political conditions in our markets may change, or other circumstances may arise, that have a material adverse effect on our cash flow and the anticipated cash needs of our business. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. We cannot predict the timing or amount of any such capital requirements at this time, and there can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, if at all, or that we will generate sufficient future revenues. Our management and Board will have broad discretion in determining when, whether, and how we raise additional capital and, unless required by the rules of NYSE, such capital raises will not require stockholder approval. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected. We also could be required to seek funds through arrangements with partners or others that may require us to relinquish rights or jointly own some aspects of our technologies, products or services that we would otherwise pursue on our own.
Financial covenants and restrictions imposed by our debt facilities could adversely affect our operating flexibility and possibly result in a default and acceleration of repayment of the debt.
Our debt facilities limit our ability to, among other things:
•incur or guarantee additional debt;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;

•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of assets.
Our debt facilities also contain covenants requiring us to maintain certain financial metrics, including requirements to maintain a certain level of growth and gross margin within our Retail business, along with a requirement to maintain a minimum unrestricted cash threshold of $15.0 million at all times. The provisions of our debt facilities may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. As a result, restrictions in our debt facilities could adversely affect our business, financial condition, and results of operations. In addition, a failure to comply with the provisions of our debt facilities could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of outstanding amounts under our debt facilities is accelerated, our assets may be insufficient to repay such amounts in full, and our stockholders could experience a partial or total loss of their investment. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Our results of operations and business could be harmed if we fail to manage the growth of our infrastructure effectively or fail to expand our infrastructure into additional geographic locations because we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges.
We have experienced rapid growth in our business and operations and expect to continue to experience significant growth, which places substantial demands on our operational infrastructure. In the future, we may be required to allocate resources and spend substantial amounts to build, purchase, and lease fulfillment centers and equipment, and upgrade our technology and network infrastructure, to handle increased customer traffic and transactions, or to comply with data protection regulations in jurisdictions in which we provide our services. Moreover, as our customer base grows, we will need to devote additional resources to improving our infrastructure and continuing to enhance its scalability to maintain the performance of our platform and solutions. Our need to effectively manage our operations and growth will also require that we continue to assess and improve our operational, financial and management controls, reporting systems, and procedures. Our expansion will continue to place a significant strain on our managerial, administrative, financial, and other resources. We may encounter difficulties obtaining the necessary personnel or expertise to improve those controls, systems and procedures on a timely basis relative to our growth. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could materially harm our results of operations and business.
The scalability and flexibility of our online infrastructure depends on the functionality of our third-party servers and their ability to handle increased traffic and demand for bandwidth. We may be unable to achieve or maintain data transmission capacity high enough to handle increased traffic or process transactions in a timely manner. Our failure to achieve or maintain high data transmission capacity could significantly reduce demand for our platform and solutions and could negatively impact our reputation. Further, as we continue to attract users who utilize our online commerce solutions, the volume of transactions processed on our platform will increase, especially if such users draw significant numbers of buyers over short periods of time. The significant growth in the number of registered users and transactions, and new developments and functionalities offered on our platform, has increased the amount of both our stored marketing and research data and the data of our users and their users.
We will require significant capital expenditures and valuable management resources to grow without undermining our culture of innovation, teamwork, and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth, or change in a manner that fails to preserves our corporate culture, it could negatively affect our reputation and ability to retain and attract customers and employees. It is important that we maintain a high level of customer service and satisfaction as we expand our business. As our Retail and Software & Services businesses continue to grow, we will need to expand our account management, customer service, and other personnel. Failure to manage growth could result in difficulty or delays in enhancing our features and functionality, launching our platform, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties. Any of these could adversely impact our business performance and results of operations.

Our Convertible Notes may impact our financial results, result in the dilution of our stockholders, create downward pressure on the price of our common stock, and restrict our ability to raise additional capital or take advantage of future opportunities.
In connection with the Business Combination, Seven Oaks entered into the Convertible Note Subscription Agreements, pursuant to which Seven Oaks issued and sold, in Private Placements which closed immediately prior to the consummation of the Business Combination, an aggregate of $87.5 million of principal amount of Convertible Notes. The Convertible Notes are convertible for shares of our common stock at a conversion price of $12.00 per share in accordance with the terms thereof and will bear interest at a rate of 7.00% per annum, paid-in-kind or in cash at our option and accruing semi-annually. The sale of the Convertible Notes may affect our earnings per share figures, as accounting procedures may require that we include in our calculation of earnings per share the number of shares of our common stock into which the Convertible Notes are convertible. If shares of our common stock are issued to the holders of the Convertible Notes upon conversion, there will be dilution to our stockholders’ equity and the market price of our common stock may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale, or potential sale, of shares issuable upon conversion of the Convertible Notes could also encourage short sales by third parties, creating additional selling pressure on our share price.
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes, repurchase the Convertible Notes upon a fundamental change or repay the Convertible Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion, redemption or repurchase of the Convertible Notes.
Holders of the Convertible Notes have the right under the indenture governing the Convertible Notes to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 101% of the principal amount of such Convertible Notes to be repurchased plus any and all interest from, and including, the date on which interest has been paid or duly provided for under the indenture to, but excluding, the maturity date. Moreover, we will be required to repay the Convertible Notes in cash at their maturity, unless earlier converted, redeemed or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of such Convertible Notes surrendered or pay cash with respect to such Convertible Notes being converted.
In addition, our ability to repurchase, redeem or to pay cash upon conversion of Convertible Notes may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase the Convertible Notes at a time when the repurchase is required by the indenture or to pay cash upon conversion of such Convertible Notes as required by the indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or to pay cash upon conversion of the Convertible Notes.

Fluctuations in our stock price may yield material changes in the valuation of the underlying derivatives securities associated with our capital structure, including our Convertible Notes and Forward Purchase Transaction.
We currently have multiple financial instruments, including underlying derivatives which we account for in accordance with ASC 815 Derivatives and Hedging: Embedded Derivatives. In accordance with the guidance, we value these derivatives at each reporting period and recognize the corresponding adjustments to fair value as changes to other income (expense), net in our Statements of Operations. The fair values are estimated using certain pricing models, which involve various inputs, including our current stock price at each reporting period. Period-over-period fluctuations in our stock price may result in material changes in the fair value of these derivatives, which in turn may materially impact (positively and negatively) our Statements of Operations.

We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the Convertible Notes when due.
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments. Pursuant to the Convertible Note Subscription Agreements, we are subject to certain restrictions under the terms of the indenture governing the Convertible Notes, including limitations regarding incurring future indebtedness, subject to specific allowances in the indenture. However, we will not be restricted from recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture that could have the effect of diminishing our ability to make payments on the Convertible Notes when due.
Risks Related to Laws and Regulations
We are subject to extensive governmental regulation and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation, and our failure to comply may result in enforcements, recalls, and other adverse actions.
We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public and worker health and safety, natural resources and the environment. Our operations, including our outsourced private-label brand manufacturing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (“FDA”), the United States Department of Agriculture (the “USDA”), and by various other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling, and export of our products, including food safety standards and regulations on sale of alcohol. In addition, we and our outsourced private-label brand manufacturing partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. These laws and regulations also govern our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions and citizenship requirements. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our outsourced private-label brand manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls. Liabilities under, and/or costs of compliance, and the impacts on us of any non-compliance, with any such laws and regulations could materially and adversely affect our business, financial condition, and results of operations. In addition, changes in the laws and regulations to which we are subject could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy.
Among other regulatory requirements, the FDA reviews the inclusion of specific claims in food labeling. While we believe that we market our products in compliance with the policies articulated by the FDA, the FDA may disagree or may classify some of our products differently than we do, and may impose more stringent regulations, which could lead to alleged regulatory violations, enforcement actions and product recalls. In addition, we may produce new products in the future that may be subject to FDA pre-market review before we can market and sell such products.

Furthermore, alcoholic beverages are highly regulated at both the federal and state levels. Regulated areas include production, importation, product labeling, taxes, marketing, pricing, delivery, ownership restrictions, prohibitions on sales to minors, and relationships among alcoholic beverage producers, distributors and retailers. Though we solely undertake marketing activities with respect to alcoholic beverages for appropriate third party retailers selling and/or fulfilling alcoholic beverage purchases made through the Boxed Sites, we cannot assure you that we will always be in full compliance with all applicable regulations or laws, that we will be able to comply with any future regulations and laws, that we will not incur material costs or liabilities in connection with compliance with applicable regulatory and legal requirements, or that such regulations and laws will not materially adversely affect our marketing businesses pertaining to wine, spirits, and/or future alcoholic beverages.
Licenses issued by local, state and/or federal alcoholic beverage regulatory agencies are required in order to produce, sell, and ship wine and/or spirits (and other alcoholic beverages), but not to market wine and/or spirits (and other alcoholic beverages). For example, as marketers with respect to our wine and spirits marketing businesses, we are not required to acquire or maintain any state or federal licenses at this time. However, we note that licensing may be required of marketers of such products in the future, and compliance failures by licensed entities that produce, sell, and/or ship the wine or spirits that we market can result in fines, license suspension, or license revocation, which could materially affect our wine or spirits marketing businesses. In some cases, compliance failures can also result in cease and desist orders, injunctive proceedings or other criminal or civil penalties, which, in each case, could materially adversely affect our wine marketing business or future alcohol-related marketing businesses.
Our wine and spirits marketing businesses rely entirely on third parties that have represented and warranted to us that they have requisite licenses to sell wine or spirits into various states, and that their businesses and operations comply with applicable law. Accordingly, our wine marketing and spirits marketing businesses, and the wine business and spirits business of the partners whose wine and spirits we market, relies substantially on state and federal laws that authorize the shipping of wine and spirits by out-of-state producers, sellers, and/or shippers directly to in-state customers. Those laws are relatively new in many states, and it is common for the laws to be modified. Adverse changes to laws allowing a producer to ship wine or spirits to customers across state lines could materially adversely affect our wine marketing or spirits marketing business, as applicable.
Developments in applicable regulatory requirements, depending on the outcome, could have a material adverse effect on our reputation, business, financial condition, and results of operations.

Actual or perceived failures to comply with federal, state and international laws and regulations, our contractual obligations, standards and other requirements relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition, including by causing damage to our reputation with customers and retail partners, or resulting in our incurring substantial additional costs or becoming subject to litigation.
We collect and maintain significant amounts of personal data and other data relating to our customers and employees. A variety of federal, state and international laws and regulations, and certain industry standards, govern or apply to our collection, use, retention, sharing and security of consumer data. We are subject to certain laws, regulations, contractual obligations and industry standards (including, for example, the Payment Card Industry Data Security Standard, or PCI-DSS) relating to privacy, data protection, information security and consumer protection, including California’s Consumer Legal Remedies Act and unfair competition and false advertising laws, which are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices likely have not complied or may not comply in the future with all such laws, regulations, requirements and obligations. As we seek to expand our business, we are, and may increasingly become subject to various laws, regulations and standards, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. Any failure, or perceived failure, by us to comply with our privacy policies or with any federal, state or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal or contractual obligations relating to privacy, data protection, information security or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease or modify our use of certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and vendors or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Additionally, any failure by us to comply with the PCI-DSS may violate payment card association operating rules, applicable laws and regulations, and contractual obligations to which we are subject. Any such failure to comply with the PCI-DSS also may subject us to fines, penalties, damages, and civil liability, or the loss of our ability to accept credit and debit card payments, any of which may materially adversely affect our business, financial condition and operating results.
We and certain of our service providers receive certain personally identifiable information. In addition, our online operations at www.boxed.com depend upon the secure transmission of confidential information over public networks. A compromise of our security systems or those of some of our business partners that results in customers’ personal information being obtained by unauthorized persons could adversely affect our reputation with customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations.
Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.

Foreign laws and regulations relating to privacy, data protection, information security, and consumer protection often are more restrictive than those in the United States. There is no harmonized approach to these laws and regulations globally. Consequently, we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA, which became effective on January 1, 2020, was amended on multiple occasions and is the subject of regulations issued by the California Attorney General regarding certain aspects of the law and its application. Moreover, California voters approved the CPRA in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Aspects of the CCPA and CPRA remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. For example, on March 2, 2021, the Virginia Consumer Data Protection Act (“CDPA”) was signed into law. The CDPA becomes effective January 1, 2023 and contains provisions that, in addition to other mandates, require businesses subject to the legislation to conduct data protection assessments in certain circumstances and that require opt-in consent from Virginia consumers to process certain sensitive personal information.
In addition, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information or other unauthorized or inadvertent access to or disclosure of such information. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach may be difficult and costly. We also may be contractually required to notify consumers or other counterparties of a security breach. Regardless of our contractual protections, any actual or perceived security breach or breach of our contractual obligations could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.
We make public statements about our use and disclosure of personal information through our privacy policies that are posted on our websites. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. For example, the FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. There are a number of legislative proposals in the United States, at both the federal and state level, and more globally, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that these future laws, regulations and standards may have on our business.
Our communications with our customers are subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act of 2003, the Telephone Consumer Protection Act of 1991 (the “TCPA”), and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted use of email, telephone, fax or text message. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

In addition to government regulation, privacy advocates and industry groups have proposed, and may propose in the future, self-regulatory standards. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. If we fail to comply with these contractual obligations or standards, we may face substantial liability or fines. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security in the United States and other jurisdictions in which we operate. We cannot yet determine the impact such future laws, regulations and standards may have on our business or operations.
As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.
Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition, and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and Internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, vendors or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our websites and mobile applications by consumers and vendors and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could substantially harm our business, financial condition, and results of operations.
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws. Non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
We are subject to the Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years. These laws are interpreted broadly to prohibit companies and their employees and third-party intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. As we begin our international sales and increase our business and sales to the public sector, we may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
While we have policies and procedures to address compliance with such laws, our employees and agents could violate our policies and applicable law, for which we may be ultimately held responsible. As we establish our international sales and business, our risks under these laws will increase.

Noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. Responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition.
Jurisdictions in which we conduct our business may seek to impose state and local business taxes, sales taxes, digital services taxes and value added taxes on Internet sales, and the tax policies and regulations imposed by other jurisdictions in which we operate may change, all of which may affect our tax rates and increase our tax liabilities.
On June 21, 2018, the Supreme Court of the United States issued its decision in South Dakota v. Wayfair, Inc., which overturned a prior decision under which online retailers had not been required to collect sales tax unless they had a physical presence in the buyer’s state. As a result, a state may now enforce or adopt laws requiring online retailers to collect and remit sales tax even if the online retailer has no physical presence within the taxing state. In response, an increasing number of states have adopted or are considering adopting laws or administrative practices, with or without notice, that impose sales and use or similar value added or consumption taxes on e-commerce activity, as well as taxes on all or a portion of gross revenue or other similar amounts earned by an online retailer from sales to customers in the state. If any state were to assert that we have any liability for sales tax for prior periods and seek to collect such tax in arrears and/or impose penalties for past non-payment of taxes, it could have an adverse effect on us. New legislation or regulations, the application of laws and regulations from jurisdictions, including other countries whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could similarly result in significant additional taxes on our business. In addition, due to the global nature of the Internet, if we continue to expand internationally in the future, foreign countries might attempt to impose additional or new regulation on our business or levy additional or new taxes relating to our activities. These taxes or tax collection obligations could have an adverse effect on us. For instance, the enactment and enforcement of laws resulting from the Supreme Court’s decision in South Dakota v. Wayfair, Inc. could also impact where we are required to file state income taxes. As a result, our effective income tax rate as well as the cost and growth of our business could be materially and adversely affected, which could in turn have a material adverse effect on our financial condition and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.
We are also subject to federal, state, local and international laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties. We cannot predict the effect of current attempts to impose sales, income or other taxes on e-commerce. New or revised taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Our Common Stock and Warrants
General economic factors, domestically and internationally, may adversely affect our business, financial condition, and results of operations.
Higher energy and gasoline costs, inflation, levels of unemployment, healthcare costs, consumer debt levels, foreign-currency exchange rates, unsettled financial markets, weaknesses in housing and real estate markets, reduced consumer confidence, changes related to government fiscal and tax policies, sovereign debt crises, and other economic factors could adversely affect demand for our products and services or require a change in the mix of products we sell. Rapid and significant changes in commodity prices may affect our net revenue and gross margins. These factors could also increase our merchandise costs and selling, general and administrative expenses, and otherwise adversely affect our operations and financial results. General economic conditions can also be affected by the outbreak or threats of war, acts of terrorism, natural disasters, pandemics, epidemics or other health-related crises, or other significant national or international events, including actual or perceived political instability domestically and abroad.

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
As of March 10, 2022, our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 10.2% of our outstanding common stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock.
In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and board of directors proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
We anticipate incurring substantial stock-based compensation expense, which may have an adverse effect on our results of operations.
We anticipate incurring substantial stock-based compensation expense in future years as a result of our Incentive Award Plan under which we started granting time-based and performance-based restricted stock units and will continue to grant similar awards in 2022 and in future years. We will recognize the stock-based compensation expense over a time-based vesting period or a derived service period for certain of these awards. We cannot be certain whether and how many restricted stock units will satisfy their performance-based vesting conditions and the actual amount of stock-based compensation expense we will incur for these awards. Any such expense could have a material impact on our results of operations for the periods in which such expense is recognized.
We do not intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our term loan credit facility may restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.
You will be diluted by the future issuance of our common stock, our preferred stock or securities convertible into our common or preferred stock, in connection with the exercise of our warrants, the conversion of the Convertible Notes, or issuances under our incentive plans, for acquisitions, for capital raises or otherwise.
Holders of our common stock may be subject to further dilution upon issuance of the shares reserved for issuance upon conversion of the Convertible Notes, upon exercise of our warrants, or under the Boxed, Inc. 2021 Incentive Award Plan (“Incentive Award Plan”) and Boxed, Inc. 2021 Employee Stock Purchase Plan (“ESPP”). Additionally, in the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, or debt securities convertible into equity or shares of preferred stock. Issuing additional shares of our capital stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Shares of our preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in the future will depend on market conditions and other factors beyond our control.

The price of our common stock and warrants may be volatile or may decline regardless of our operating performance, resulting in substantial losses for our stockholders and warrant holders.
The market price of our common stock, as well as our warrants, may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our results of operations;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•changes in operating performance and stock market valuations of other retail companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•changes in our Board or management;
•sales of large blocks of our common stock or warrants, including sales by our executive officers and directors;
•lawsuits threatened or filed against us;
•changes in laws or regulations applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving our capital stock;
•general economic conditions in the United States;
•other events or factors, including those resulting from war, natural disasters, incidents of terrorism or responses to these events; and
•the other factors described in the sections of this Annual Report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. Market fluctuations could result in extreme volatility in the price of shares of our common stock or warrants, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, including with our acquisition of MaxDelivery.
We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies. Key personnel of the acquired companies may choose not to work for us, their software may not be easily adapted to work with ours, or we may have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. We may also experience difficulties integrating personnel of the acquired company into our business and culture. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. The anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:
•issue additional equity securities that would dilute our stockholders;
•use cash that we may need in the future to operate our business;
•incur debt on terms unfavorable to us or that we are unable to repay;
•incur large charges or substantial liabilities;
•encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
Future litigation or similar legal proceedings could have a material adverse effect on our business and results of operations.
Lawsuits and other administrative or legal proceedings may arise in the course of our operations. For example, on February 8, 2022, a putative stockholder of the Company filed a complaint in the Delaware Court alleging that he is entitled to attorneys' fees and expenses in connection with a demand he made on the Company regarding the ability of Class A common stockholders to vote on certain charter amendments in connection with the Business Combination on December 8, 2021. Garfield v. Boxed, Inc., C.A. No. 2022-0132-VCZ (Del. Ch.). The stockholder has not specified the amount of attorneys' fees and expenses sought. Given the early stage of this matter and the uncertainty inherent in litigation and investigations, at this time we do not believe it is possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.
We may also face heightened regulatory or other public scrutiny as a result of going public via a transaction with a special purpose acquisition company. These sorts of lawsuits or proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fines. In addition, lawsuits and other legal proceedings may be time-consuming and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Although we generally maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Our business, financial condition, and results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

Changes in subjective assumptions, estimates and judgments by management related to complex accounting matters or changes in accounting principles generally accepted in the United States, could significantly affect our financial condition and results of operations.
U.S. generally accepted accounting principles, or GAAP, and related pronouncements, implementation guidelines, and interpretations apply to a wide range of matters that are relevant to our business, including revenue recognition, stock-based compensation, and deferred commissions, as well as matters that pertain to our capital structure, such as the Public Warrants and Private Placement Warrants and the Convertible Notes issued in connection with the concurrent Private Placements. These matters are complex and involve subjective assumptions, estimates, and judgments by our management. Changes in GAAP, these accounting pronouncements or their interpretation or changes in underlying assumptions, estimates, or judgments by our management, the Financial Accounting Standards Board, or the FASB, the SEC, and others could significantly change our reported or expected financial performance, which could impact the market price for our common stock and warrants.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
Under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes to offset future taxable income or income tax. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (many of which are outside our control). If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock then we may not be able to utilize a material portion of our NOLs prior to their expiration, even if we were to achieve profitability. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.
You may only be able to exercise the Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.
The Warrant Agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of common Stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the shares of common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to (A) the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “Fair Market Value” (as defined in the next sentence) over the exercise price of the warrants by (y) the Fair Market Value and (B) 0.361 per whole Warrant. The “Fair Market Value” is the average reported last sale price of the common stock as reported for the 10 trading day period ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

We may amend the terms of the warrants in a manner that may have an adverse effect on holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or curing, correcting or supplementing any defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding Public Warrants is required to make any change that adversely affects the rights of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.
Our Warrant Agreement designates the courts of the State of New York or the U.S. District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.
Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the U.S. District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States are the sole and exclusive forum.
This choice-of-forum provision may limit a Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, (a) at a price of $0.01 per Warrant, provided that the closing price of our common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met, or (b) at a price of $0.10 per warrant, provided that the closing price of our common stock equals or exceeds $10.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business or our industry, the trading price and volume of our securities could decline.
The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, the trading price for our securities would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the trading price or volume of our securities to decline.
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our securities less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to public companies that are not emerging growth companies. These provisions include, but are not limited to: an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of the exemptions discussed above. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies or that are not taking advantage of such exemptions.
We will remain an emerging growth company until the earliest of (i) December 31, 2025, (ii) the first fiscal year after our annual gross revenue exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700.0 million as of the end of the second quarter of that fiscal year.
We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our securities, and the market price of our securities may be more volatile.

Operating as a public company will require us to incur substantial costs and will require substantial management attention. In addition, our management team has limited experience managing a public company and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.
As a public company, we have incurred and will continue to incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC. The rules and regulations of NYSE also apply to us. As part of these requirements, we will need to establish and maintain effective disclosure and financial controls and to make changes to our corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming or costly, and increase demand on our systems and resources.
Most of our management and other key personnel have little experience managing a public company and preparing public filings. In addition, as a public company, certain of our management and other key personnel will be required to divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we expect to incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
As a result of disclosure of information in this report and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by stockholders and competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
In addition, as a result of our disclosure obligations as a public company, we have reduced flexibility and are under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease fulfillment centers in New York, New York, Union, New Jersey, Las Vegas, Nevada and Dallas, Texas. Our leased corporate headquarters are located in New York, New York and we have a corporate office in San Mateo, California. We believe that our existing facilities are adequate to meet our business requirements for the near-term, and that additional space will be available on commercially reasonable terms, if required.

Item 3. Legal Proceedings

On February 8, 2022, a putative stockholder of the Company filed a complaint in the Delaware Chancery Court alleging that he is entitled to attorneys’ fees and expenses in connection with a demand he made on the Company regarding the ability of Class A common stockholders to vote on certain charter amendments in connection with the Business Combination on December 8, 2021. Garfield v. Boxed, Inc., C.A. No. 2022-0132-VCZ (Del. Ch.). The stockholder has not specified the amount of attorneys’ fees and expenses sought. Our response to the complaint is due on March 23, 2022. Given the early stage of this matter and the uncertainty inherent in litigation and investigations, we do not believe it is possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.
From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to personal injuries sustained using our services, intellectual property infringement, breaches of contract or warranties or employment-related matters. We continually assess the likelihood of adverse judgments or outcomes in such matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. We are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition and results of operations. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “BOXD” on December 9, 2021.
Holders for Common Stock
As of March 10, 2022, there was approximately 259 holders of record of our common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers, and other nominees.
Dividends
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations our board of directors deems relevant.
Sales of Unregistered Equity Securities
The information required has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2021.

On October 23, 2020, Seven Oaks consummated its initial public offering of 25,875,000 units, including 3,375,000 over-allotment units. The units sold were sold at an offering price of $10.00 per unit, generating total gross proceeds of $258.8 million. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251062). The SEC declared the registration statement effective on December 20, 2020.

Seven Oaks paid a total of $2.6 million in underwriting discounts and commissions and $3.1 million for other offering costs related to the initial public offering.

Of the gross proceeds received from Seven Oaks’ initial public offering, the full exercise of the over-allotment option and the sale of Private Placement Warrants in connection with the initial public offering, $258.8 million was placed in a trust account.

After deducting payments to existing stockholders of $181.0 million in connection with their exercise of redemption rights, the remaining balance immediately prior to the Closing of approximately $77.8 million remained in the trust account. The remaining amount in the trust account was used to fund the Business Combination in addition to the Prepayment Amount associated with the Forward Purchase Transaction.

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended December 31, 2021.

Stock Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities Exchange Commission (“SEC”) for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Boxed, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.
The following graph shows a comparison from December 9, 2021, the date on which our common stock first began trading on the NYSE, through December 31, 2021 of the cumulative total stockholder return on our common stock, the NYSE Composite Index, S&P 500 Index, and the Russell 200 Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, not is it intended to forecast, potential future performance of our common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our audited Consolidated Financial Statements and the related notes and other financial information of Boxed included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K.
Overview
Boxed is an e-commerce retailer and an e-commerce enabler. We operate an e-commerce Retail service that provides bulk pantry consumables to businesses and household customers. This service is powered by our own purpose-built storefront, marketplace, analytics, fulfillment, advertising, and robotics technologies. We further enable e-commerce through our Software & Services business, which offers customers in need of an enterprise-level e-commerce platform access to our end-to-end technology.
Founded in 2013 by an experienced group of tech pioneers, we have been a technology-first organization since our inception. The founders (including our Chief Executive Officer Chieh Huang and Chief Operating Officer Jared Yaman) had a simple idea: make shopping for bulk, household essentials easy, convenient and fun so customers can focus their time and energy on the things that really matter, instead of spending their weekends traveling to and shopping in traditional brick-&-mortar wholesale clubs with their families. From that initial concept, we grew into the e-commerce technology company that it is today, with our own purpose-built storefront, analytics, fulfillment, advertising, and robotics technologies. Now, in addition to offering B2C and B2B customers with bulk consumables, such as paper products, snacks, beverages, and cleaning supplies, we have also begun to drive high-margin revenue through our Software & Services business, helping the world to stock up through our technology.
Since our inception, we have been engaged in developing and expanding our Retail and Software & Services businesses. We have incurred net operating losses and have generated negative cash flows from operations in each year since our inception. For the year ended December 31, 2021, we had a net operating loss and negative cash flows from operations of $69.2 million and $53.5 million, respectively. Since our inception, beyond sales of our product and services, we have funded our operations primarily with proceeds from the issuance of stock and borrowings, including under our term loans and revolving credit facilities, as well as through the consummation of the Business Combination.
Business Combination and Public Company Costs
On December 8, 2021, we consummated our previously announced Business Combination, at which time (i) Old Boxed merged with a subsidiary of Seven Oaks and became a wholly-owned subsidiary of Seven Oaks and (ii) Seven Oaks changed its name from Seven Oaks Acquisition Corp. to Boxed, Inc., and is referred to herein as “New Boxed” or “us” or “we”. In connection with the Closing, among other things:

•We became an SEC-registrant and our common stock and warrants commenced trading on the NYSE on December 9, 2021 under the symbols “BOXD” and “BOXD WS,” respectively.

•Immediately prior to Closing, each share of Old Boxed preferred stock was converted into Old Boxed common stock based on the conversion ratios of each respective series. Then upon Closing, each share of Old Boxed common stock was converted into the right to receive approximately 0.9498 shares of New Boxed common stock, par value $0.0001 per share.

•The 6,468,750 shares of Seven Oaks Class B common stock held by the Sponsor, JTCM Ventures and related parties were each automatically reclassified into one share of New Boxed common stock (of which 1,940,625 shares are subject to vesting under certain conditions).

•PIPE Investors contributed a total of $120.0 million, comprised of $32.5 million for 3,250,000 shares of New Boxed common stock and an aggregate of $87.5 million in PIPE Convertible Notes.

•An aggregate of $181.0 million was paid from Seven Oaks' trust account to holders that exercised their right to have initial shares redeemed. In addition, on December 9, 2021, one day following the Closing, we paid the Prepayment Amount of $65.1 million to ACM utilizing funds from Seven Oaks' trust account, pursuant to the terms of a Forward Purchase Agreement entered into by Seven Oaks and ACM on November 28, 2021 for an OTC Equity Prepaid Forward Transaction.
The Business Combination is accounted for as a reverse capitalization in accordance with U.S. GAAP. Under the guidance in ASC 805, Business Combinations, Seven Oaks is treated as the “acquired” company for financial reporting purposes. Refer to Note 1, Description of Business, in Part I, Item 1. “Financial Statements” for additional detail about the Business Combination as well as Note 11 therein for further detail about the Forward Purchase Agreement.
As a result of becoming an NYSE-listed company, we will need to hire additional staff and implement processes and procedures to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.
Factors Affecting our Performance
We believe that our performance and future success depend on many factors. While we believe that each of these factors present significant opportunities for our business, each factor also poses risks and challenges that we must successfully address in order to sustain our growth and continue to improve our results of operations.
COVID-19. During fiscal year 2020, the COVID-19 pandemic had a mixed impact on our results of operations. Throughout the pandemic our fulfillment centers have largely remained open as they were deemed as “essential businesses” in our locations. While we experienced increased demand from B2C customers, as many individuals adopted online shopping during the pandemic, that increase was offset by a decline of demand from our B2B customers, as many businesses reverted to work-from-home environments. The result of these two counteracting trends was slight growth in 2020 sales compared to fiscal year 2019. Further, during fiscal year 2020, we experienced a significant increase in organic new customer traffic to our web properties as a result of COVID-19. This rapid and variable surge in traffic put significant stress on our supply chain, with industry-wide inventory supply shortages limiting our ability to provide the products in demand from our customers. As such, during this period, we significantly reduced our growth-related investments (i.e. promotional spend and advertising expense) and temporarily shut down service to certain new customers in specific states. While industry-wide demand for e-commerce services remains elevated compared to pre-pandemic levels, the surge in organic new customer traffic we experienced in 2020 did not persist at the same levels in 2021, and we began to meaningfully increase our investments in advertising expense and promotional spend in order to drive additional demand. In addition, the wave of COVID-19 virus variants, including the proliferation of the Delta and Omicron variants, further delayed the return-to-office plans of many of our B2B customers in 2021, which yielded a slower recovery from our B2B customers than originally anticipated throughout 2021. While the recovery of the Company's B2B offerings remains optimistic, the demand from our B2B customers may not fully recover to the levels that existed during 2019. These changes could adversely affect our business, financial condition, and results of operations.
Additionally, the higher propensity for online shopping has led to increased demand for our technology, which we have begun to monetize in 2021, but could also reverse in the future as customer behavior changes. Overall, the COVID-19 pandemic is unprecedented and continuously evolving and the long-term impacts on our financial condition and results of operations are still uncertain. We are continuing to monitor the impact of the pandemic on the overall macro-economic environment, as well as the impact it has had on cost inflation in consumable products and transportation, which continues to drive up our operating costs.
The COVID-19 pandemic may impact many of the factors discussed in this section, including, among others, overall economic trends, consumer preferences and demand, product mix, competitive dynamics, and sourcing and distribution, which in turn could adversely affect our business, financial condition and results of operations.

Acquisition of new customers and retention of existing customers. The size of our customer base and our customers’ level of engagement and retention are critical to our success. Our ability to continue to attract and retain customers depends, in part, on our ability to consistently provide our customers with a convenient, high-quality experience with competitive pricing for consumer goods, groceries, household products, and other bulk or discounted products. If our customers preferences change or they do not perceive our service and the products we sell to be convenient, competitively priced, and of high quality, we may not be able to attract and retain customers, and as a result, our revenue may be adversely impacted.
Brand recognition and customer loyalty. Our ability to succeed in a crowded e-commerce marketplace will depend on our continued success at attracting and retaining a large number of high-value customers to the Boxed Sites who have traditionally purchased bulk consumer packaged goods from our larger competitors. We may be required to incur significantly higher advertising and promotional expenditures to differentiate Boxed Sites from that of our competitors. If our branding efforts are not successful, our operating results and our ability to attract and retain customers may be adversely impacted. In addition, we sell many products under the Prince & Spring private-label brand. Increasing the portfolio of private-label products offered is essential to developing and maintaining customer loyalty. Prince & Spring private-label products also generally carry higher margins than national brand products offered on the Boxed Sites, representing a growth portion of our overall sales. If the Prince & Spring brand experiences a loss of customer acceptance or confidence, our sales and gross margin results could decline.
Competition. We operate in a market that is rapidly evolving and in which we face competition, especially from larger and more well-established companies. These more well-established competitors may have longer operating histories, greater financial, technical, marketing, and other resources, greater name and brand recognition, a larger base of vendors, or faster shipping times or lower-cost shipping. These factors may allow our competitors to derive greater revenue and profits, acquire customers at lower costs, or respond more quickly to emerging technologies and evolving consumer trends. If we are unable to compete successfully, or if competing successfully requires us to expend greater resources, our financial condition and results of operating could be adversely affected.
Effective sourcing and distribution of products. Our net revenues and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net revenues could be adversely affected in the event of constraints in our supply chain, including our inability to procure and stock sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales.
Software & Services offerings. Our Software & Services business, encompassing the licensing of our software and technology assets, is expected to be an increasing part of our revenue and profitability as we expand. As of the second half of 2021, we have begun to successfully deliver and market these services to customers, but if we are not able to continue and expand such services, we would fail to achieve the anticipated benefits of our Software & Services offering. The success of our early operations of our Software & Services offering may significantly impact our future business, results of operations and financial condition. Our results of operations and future revenue prospects will be harmed if we are unable to increase the adoption of our offerings.
Seasonality. Our Retail business is moderately seasonal, with a meaningful portion of our sales and promotional campaigns dedicated to back-to-school and back-to-work time periods, typically resulting in higher customer demand in the first and third fiscal quarters. Due to the importance of our peak sales periods, which include the post-holiday winter and fall seasons, the first and third fiscal quarters have historically contributed, and are expected to continue to contribute, significantly to our operating results for the entire fiscal year. In anticipation of seasonal increases in sales activity during these periods, we incur additional expense prior to and during our peak seasonal periods. These expenses may include the acquisition of additional inventory, seasonal staffing needs and other similar items. As a result, any factors negatively affecting us during these periods, including adverse weather, spread of seasonal infectious diseases and unfavorable economic conditions, could have a material adverse effect on our results of operations for the entire fiscal year.
Key Performance Indicators
We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies and monitoring our business. Key performance indicators (“KPIs”) are typically operational in nature, are not measures of financial performance in accordance with U.S. GAAP and may exclude items that are significant in understanding and assessing the Company’s financial results.

Therefore, these measures should not be considered in isolation or as an alternative to net revenue, cash flows from operations or other measures of growth, profitability, liquidity or performance under U.S. GAAP. You should be aware that our presentation of these measures may not be comparable to similarly-titled measures used by other companies.
We present the following key performance indicators to assist investors in understanding our operating results: (i) Advertising Expenses (ii) Active Customers (iii) Average Order Value (“AOV”) and (iv) Gross Merchandise Value (“GMV”).
This table sets forth our key performance indicators for the years ended December 31, 2021, 2020, and 2019. Figures disclosed for Active Customers and AOV reflect Retail segment metrics only, and do not aggregate metrics from Software & Services customers who are leveraging our software or technology for their own retail operations.

	Year Ended December 31,
	2021	2020	2019
Advertising Expenses (in millions)	$22.0	$4.9	$20.7
Active Customers (in thousands)	382	472	515
AOV	$122	$108	$94
GMV (in millions)	$180.1	$207.3	$194.3
Advertising Expenses
Advertising Expenses primarily consist of (i) investment in customer acquisition and retention related marketing, public relations and third-party marketing agency costs, and (ii) marketing content related expenses, including television content, print, photography, and direct mail. Our Active Customer count and GMV, as discussed below, are both meaningfully influenced by our investment in Advertising Expenses, and therefore we believe it is a key factor in driving our overall revenue trends of our Retail segment. While we believe Advertising Expenses is a meaningful driver of growth, it is just one of many factors influencing our ability to increase or retain our Active Customer base.
Advertising Expenses for the year ended December 31, 2021 increased by $17.1 million, or 78%, to $22.0 million as compared to $4.9 million for the year period ended December 31, 2020. The increase was a result of our efforts to drive new customer acquisition in the more recent period as some of the increased B2C customer engagement fueled by the onset of the COVID-19 pandemic leveled off. Notwithstanding the period over period increase, during 2021, Advertising Expenses continued to remain below desired levels due to capital constraints prior to consummation of the Business Combination. Further, during 2020, Advertising Expenses were limited due to capital constraints as well as strains on our supply chain, both of which limited our ability to invest into growth initiatives, such as marketing.
Advertising Expenses for the year ended December 31, 2020 decreased by $15.8 million, or 76%, to $4.9 million as compared to $20.7 million for the year ended December 31, 2019. The decrease was a result of our capital constraints, increases in organic new customer traffic, along with a conscious decision to reduce marketing investment given industry-wide supply chain challenges, which limited our ability to keep key inventory items in stock and market products to our customers effectively.
Active Customers
We define active customers as the distinct number of customers in our Retail segment who placed at least one order in the referenced respective time-period (“Active Customers”). The change in Active Customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the time period. We view the number of Active Customers as a key indicator of our performance, which is influenced by the level of investment in Advertising Expenses, the number of new customers acquired during a given time period, as well as the churn of previously Active Customers.
The decrease in our Active Customers when comparing the year ended December 31, 2021 to the year ended December 30, 2020 was primarily due to a decrease in B2C customers during the more recent period compared to the prior period, as the latter included the temporary impact of increased customer traffic during the peak periods of COVID-19, which occurred late in the first quarter of 2020 and throughout the second quarter of 2020. Also contributing to this decrease is a decline in our B2B customer base as customers moved to work-from-home environments beginning in the second quarter of 2020, which drove the overall decline in Active Customers during the more recent period.

The decrease in our Active Customers when comparing the year ended December 31, 2020 to the year ended December 31, 2019 was driven by the 76% decrease in Advertising Expenses, which yielded a meaningful decrease in new customer acquisition. This was combined with a decrease in our B2B customer base as customers moved to work from-home environments beginning in the second quarter of 2020.
Average Order Value (AOV)
We define AOV as the GMV for the respective time-period divided by the total number of orders placed by customers during the same period. We believe AOV is an important indicator of business performance as it is supported by our proprietary e-commerce technology, where our mobile app, website, and personalization engine provide a seamless shopping experience, enabling customers to easily discover new and relevant products and categories. This results in a trend where on average, AOVs expand over the course of a customer’s lifecycle. Further, larger orders are on average more profitable, helping to drive margin improvement from shipping, packaging, and labor efficiencies.
Total AOV increased by $14 to $122 for the year ended December 31, 2021 compared to $108 for the year ended December 31, 2020, which had increased by $14 compared to $94 for the year ended December 31, 2019, as the result of (i) ongoing technology and personalization improvements (ii) adjustments to the user experience designed to help drive AOV increases across both our new and repeat customers and (iii) price increases caused by inflationary pressures across our supply chain. We do not believe AOV has been materially impacted by the COVID-19 pandemic.
We measure AOV on a gross basis, comparable to the way that we measure GMV. As a result, it does not account for any discounts, promotions, or rewards that are offered to or redeemed by our customers, and therefore it is not intended for use as an alternative to net revenue recorded in accordance with GAAP.
Gross Merchandise Value (GMV)
We define GMV as (i) the total value of Boxed goods sold, (ii) 3rd party goods sold on Boxed Sites, gross of any customer promotions, price discounts, credits, or rewards used, and (iii) goods sold on 3rd party (i.e. AEON) websites which are leveraging Boxed Software & Services technology, all of which are (iv) inclusive of shipping fees, service fees and taxes. We believe our ability to expand GMV is an indicator of the global scale of our technology services platform in any given period, and an indicator of end-customer engagement on our technology services platform worldwide. GMV is not intended for use as an alternative to net revenue recorded in accordance with GAAP.
GMV decreased by $27.2 million, or 15%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. This was a result of several factors which impacted GMV, including a reduction in Active Customers in the more recent period as discussed above. The reduction in Active Customers was somewhat offset by an increase in AOV of $14, or 11%, along with an increase in GMV related to our Software & Services business. We believe that the COVID-19 pandemic primarily impacted our GMV through the Active Customer count, as discussed above.
GMV increased by $12.8 million, or 7%, when comparing the year ended December 31, 2020 to the year ended December 31, 2019, primarily attributable to the growth in GMV from our B2C customers, partially offset by the decline in GMV from our B2B customers and a decrease in Active Customers due to reduced advertising investments.
Components of our Results of Operations
We operate in two reportable segments: Retail and Software & Services, to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of the business. Our Retail segment engages in the sale of consumer products and goods in bulk sizes to consumers and businesses in the continental United States. Our Retail segment includes net revenue from merchandising sales, subscription sales, and outbound delivery and marketing fees, as discussed below and within Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Until the first quarter of 2021, we had not generated revenue under our Software & Services segment, which primarily relates to our research, development, marketing, and production of our propriety software for sale to third parties. Both our Retail and Software & Services segments are recorded within net revenue in our Statements of Operations.

Net Revenue
We derive net revenue primarily from the sale of both third-party brand and private-label brand merchandise through our e-commerce platform on which we offer merchandise in the following core categories: groceries, snacks, beverages, and household and cleaning products. Revenue generated through our e-commerce platform is generally recognized upon delivery to the customer, net of promotional discounts and refund allowances. Outbound delivery fees (if applicable) are included in customer billing and are also recorded as revenue upon delivery. Taxes collected from customers are excluded from net revenue.
We earn additional Retail segment revenue through membership fees from customers who sign up for our Boxed Up subscription program. Membership fees allow customers to earn cash back on every purchase, gain access to exclusive discounts, and enjoy free shipping on all eligible orders. Because we have the obligation to provide access to our website for the duration of the membership term, we recognize membership fees on a straight-line basis over the life of the membership.
We also earn revenue through a mix of marketing services offered to merchants, including vendors, manufacturers, and other partners. We provide these merchants access to our e-commerce platform where merchants display and sell their products to users through our third-party marketplace offering. We also provide advertising services to help merchants promote their products within our platform. While these additional revenue streams have not historically been material, the generate higher margins and we believe there is substantial opportunity to expand these offerings to drive growth in both net revenue and profitability in the future.
In the first quarter of 2021, we began generating revenue through software license agreements with customers. A software license contract with multiple performance obligations typically includes the following elements: implementation services, software license, training services, and maintenance and support services.
Refer to the Notes to our Consolidated Financial Statements for additional definitions of our financial statement line items included within our Statements of Operations.
The following tables presents our results of operations for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net revenue:
Retail	$156,989	$187,174	$173,993
Software & Services (1)	20,278	—	—
Total net revenue	177,267	187,174	173,993
Cost of sales:
Retail	(142,950)	(161,271)	(164,091)
Software & Services (1)	(2,439)	—	—
Total cost of sales	(145,389)	(161,271)	(164,091)
Gross profit	31,878	25,903	9,902
Advertising expense	(21,960)	(4,912)	(20,703)
Selling, general, and administrative expense	(58,961)	(49,678)	(54,892)
Loss from operations	(49,043)	(28,687)	(65,693)
Other income (expense), net	(20,180)	(5,750)	291
Loss before income taxes	(69,223)	(34,437)	(65,402)
Income taxes	—	—	—
Net loss	$(69,223)	$(34,437)	$(65,402)
(1) For information related to related party transactions, see Note 17 of Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Comparison of Years Ended December 31, 2021 and 2020
Net Revenue

	Years Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Net revenue
Retail	$156,989	$187,174	$(30,185)	-16.1%
Software & Services	20,278	—	20,278	N/M
Total net revenue	$177,267	$187,174	$(9,907)	-5.3%
Total net revenue for the year ended December 31, 2021 decreased by $9.9 million, or -5.3%, to $177.3 million as compared to $187.2 million for the year ended December 31, 2020. The total $9.9 million decrease was attributable to a $20.3 million increase in Software & Services revenue, more than offset by a $30.2 million decrease in Retail revenue.
The $30.2 million decrease in Retail revenue was primarily driven by a $27.9 million decline in merchandise sales generated through our e-commerce platform, including related shipping revenue, combined with a $2.8 million increase in mark-downs (including refunds, promotions, and price discounts) during the period. This decrease in merchandising sales resulted from a decline in Active Customers in the year ended December 31, 2021 compared to the year ended December 31, 2020. As discussed above, the Active Customer decline resulted from the temporary impact of unique customer acquisition trends occurring during the COVID-19 pandemic, which impacted the fiscal 2020 results. The decline in Active Customers was partially offset by a 4% increase in Retail revenue per Active Customer as we saw improved engagement from our customer base.
The Software & Services revenue increase of $20.3 million for the year ended December 31, 2021 was the result of the recognition of license fees related to our satisfaction of specific performance obligations for our software licensing agreement with AEON, which had its initial go-live date in the third quarter of 2021. The software licensing agreement with AEON, a related party, was signed in the first quarter of 2021 and is further discussed below under “—Application of Critical Accounting Policies.”
Cost of Sales and Gross Profit

	Years Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Cost of sales:
Retail	$(142,950)	$(161,271)	$18,321	-11.4%
Software & Services	(2,439)	—	(2,439)	N/M
Total cost of sales	$(145,389)	$(161,271)	$15,882	-9.8%
Gross profit:
Retail	$14,039	$25,903	$(11,864)	-45.8%
Software & Services	17,839	—	17,839	N/M
Total gross profit	$31,878	$25,903	$5,975	23.1%
Gross margin:
Retail	8.9%	13.8%
Software & Services	88.0%	N/M
Total gross margin	18.0%	13.8%
Cost of sales for our Retail segment decreased by $18.3 million, or -11.4%, to $142.9 million for the year ended December 31, 2021 as compared to $161.3 million for the year ended December 31, 2020. The decrease in Retail cost of sales is primarily the result of a $18.1 million decrease in product costs as the result of lower Retail sales, as discussed above. Retail gross profit as a percentage of Retail net revenue (Retail gross margin) decreased to 8.9% for the year ended December 31, 2021 from 13.8% for the year ended December 31, 2020. The year-over-year decline in Retail gross margin was primarily a result of higher mark-downs, as well as increases in product and outbound shipping costs as vendors passed on cost inflation from their own supply chains, resulting from raw material and labor shortages. Retail gross margin has recovered to 11.3% as of the fourth quarter of 2021.

Cost of sales for our Software & Services segment increased by $2.4 million for the year ended December 31, 2021 due to integration and maintenance costs related to our licensing agreement with AEON which was signed in the first quarter of 2021, as discussed above. Software & Services gross profit as a percentage of Software & Services net revenue (Software & Services gross margin) increased to 88.0% due to our initial go-live date and related revenue recognition in second half of 2021 for our licensing agreement with AEON, as well as the nature of our higher-margin Software & Services segment. Our Software & Services gross margin was particularly favorable in this period due to the timing of revenue recognition for our AEON licensing fees.
Total gross profit increased to $31.9 million for the year ended December 31, 2021, resulting in a total gross margin of 18.0% as compared to the total gross profit and total gross margin for the year ended December 31, 2020 of $25.9 million and 13.8%, respectively. Total gross profit and total gross margin increased in fiscal 2021 primarily due to the increase in revenue mix from our higher-margin Software & Services segment.
Advertising Expense

	Years Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Advertising expense	$(21,960)	$(4,912)	$(17,047)	347.0%
Percentage of net revenue	14.0%	2.6%
Advertising expense for the year ended December 31, 2021 increased by $17.0 million to $22.0 million as compared to $4.9 million for the year ended December 31, 2020. The increase was primarily driven by an increase in advertising media costs used to acquire and retain customers. In addition, our advertising spend was temporarily reduced during the year ended December 31, 2020 as a result of capital constraints as well as a significant spike in COVID-19-related demand that stressed our inventory levels and supply chain, forcing us to pull back on growth-related investments, such as marketing.
Selling, General and Administrative Expense

	Years Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Selling, general and administrative	$(58,961)	$(49,678)	$(9,284)	18.7%
Percentage of net revenue	37.6%	26.5%
Selling, general and administrative expense for the year ended December 31, 2021 increased by $9.3 million, or 18.7%, to $59.0 million as compared to $49.7 million for the year ended December 31, 2020. The year-over-year increase was primarily due to one-time legal and third-party consulting fees of $4.8 million incurred related to our preparation for becoming a public company, increases in third-party software costs of $2.4 million primarily driven by our new subscription agreement with Palantir, and an increase in stock-based compensation expense of $2.0 million.
Operating Income (Loss)

	Years Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Operating income (loss)
Retail	$(64,863)	$(26,244)	$(38,619)	147.2%
Software & Services	15,820	(2,443)	18,263	-747.7%
Total operating income (loss)	$(49,043)	$(28,687)	$(20,356)	71.0%
Percentage of net revenue
Retail	-41.3%	-14.0%
Software & Services	78.0%	N/M
Total operating loss for the year ended December 31, 2021 increased by $20.4 million to $49.0 million as compared to $28.7 million for the year ended December 31, 2020. The total $20.4 million decrease was attributable to an increase in operating income of $18.3 million in our Software & Services segment, more than offset by an increase in operating loss of $38.6 million in our Retail segment.

The increase in operating loss of $38.6 million in our Retail segment was primarily driven by a decline in merchandising sales and related revenue, as discussed above, combined with increases in shipping and freight costs, advertising expense, and selling, general, and administrative costs.
The increase in operating income of $18.3 million for our Software & Services segment was primarily driven by the successful delivery and acceptance of our software technology to AEON in 2021, satisfying specific performance obligations from our software licensing agreement and resulting in the recognition of applicable license, maintenance, and implementation fee revenue. The operating loss of $2.4 million in our Software & Services segment for the year ended December 31, 2020 was attributable to research and development expense as we did not begin earning revenue in this segment until the first quarter of 2021.
Other Income (Expense), Net

	Years Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Other income (expense), net	$(20,180)	$(5,750)	$(14,430)	251.0%
Percentage of net revenue	-12.9%	-3.1%
Other expense increased by $14.4 million to $20.2 million for the year ended December 31, 2021 compared to $5.7 million for the year ended December 31, 2020. The expense of $20.2 million in the year ended December 31, 2021 was primarily driven by mark-to-market adjustments for the (i) Sponsor Earnout Shares of $5.5 million, (ii) forward purchase option derivative of $4.2 million, and (iii) SPAC Warrants of $4.8 million. Also included in other income (expense), net for fiscal 2021 are transaction costs allocated to derivatives of $4.5 million. Interest expense also increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to interest expense incurred related to our term loan entered into in August 2021 as well as interest expense incurred related to our PIPE Convertible Notes. The expense of $5.7 million in the December 31, 2020 was primarily attributable to the mark-to-market adjustments of a previously outstanding convertible note derivative, which fully converted into equity as of June 2020, as well as fair value adjustments to our then outstanding common stock warrants and preferred stock warrants.

Comparison of Years Ended December 31, 2020 and 2019
Net Revenue

	Years Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Net revenue	$187,174	$173,993	$13,181	7.6%
Net revenue for the year ended December 31, 2020 increased by $13.2 million, or 7.6%, to $187.2 million as compared to $174.0 million for the year ended December 31, 2019. This growth was primarily due to a $10.5 million increase in merchandise and related sales revenue generated from our e-commerce platform, including shipping revenue. This increase in sales and shipping revenue during the year ended December 31, 2020 was directly attributable to the increase in demand of our goods and services from our B2C customers as a result of unique customer buying trends during the COVID-19 pandemic, especially during the first and second quarters of 2020. That increase in demand from our B2C customers was partially offset by a decline in demand from our B2B customers, many of whom moved to work-from-home environments during the COVID-19 pandemic. In addition, net revenue was positively impacted year over year due to a $2.0 million reduction in promotional discounts, customer credits, and refund allowances.
For the years ended December 31, 2020 and 2019, all revenue generated was derived from Retail revenue.

Cost of Sales and Gross Profit

	Years Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Cost of sales	$(161,271)	$(164,091)	$2,820	-1.7%
Gross profit	25,903	9,902	16,001	161.6%
Gross margin	13.8%	5.7%
Cost of sales for the year ended December 31, 2020 decreased by $2.8 million, or 1.7%, to $161.3 million as compared to $164.1 million for the year ended December 31, 2019. The decrease in cost of sales is primarily driven by a $3.2 million decrease in product costs and a $1.8 million decrease in shipping and packaging costs related to pricing optimizations and negotiations with vendors, offset by a $2.1 million decrease in vendor discounts and allowances.
Gross profit as a percentage of net revenue (gross margin) for the year ended December 31, 2020 was 13.8% as compared to 5.7% for the year ended December 31, 2019. This favorability in gross margin is due to a year-over-year improvements in the variable cost structure of the business, as discussed in the preceding paragraph.
Advertising Expense

	Years Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Advertising expense	$(4,912)	$(20,703)	$15,791	-76.3%
Percent of net revenue	2.6%	11.9%
Advertising expense for the year ended December 31, 2020 decreased by $15.8 million, or 76.3%, to $4.9 million as compared to $20.7 million for the year ended December 31, 2019. The decrease is primarily attributable to a $15.1 million decrease in advertising media spend intended to drive new and repeat customer engagement. The decreased investment was a result in Company capital constraints, combined with increases in organic new customer traffic, and industry-wide inventory sourcing challenges that impacted our supply chain due to COVID-19.
Selling, General and Administrative Expense

	Years Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Selling, general and administrative expense	$(49,678)	$(54,892)	$5,214	-9.5%
Percent of net revenue	26.5%	31.5%
Selling, general and administrative expense for the year ended December 31, 2020 decreased by $5.2 million, or 9.5%, to $49.7 million as compared to $54.9 million for the year ended December 31, 2019. This decrease was primarily due to a decrease of $3.6 million in salaries and compensation largely driven by a reorganization in the corporate office, as well as temporary reductions in salaries for most corporate staff and executive officers in response to COVID-19 related uncertainty.
Stock-based compensation for the year December 31, 2020 decreased by $0.3 million to $2.0 million as compared to $2.3 million for the year ended December 31, 2019.

Other Income (Expense), Net

	Years Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Other income (expense), net	$(5,750)	$291	$(6,041)	-2073.7%
Percent of net revenue	3%	-0.2%
Other income (expense), net for the year ended December 31, 2020 changed by $6.0 million to $5.8 million of expense as compared to $0.3 million of income for the year ended December 31, 2019. This change was primarily attributable to the mark-to-market fair value adjustments of our convertible note derivative as well as fair value adjustments of our outstanding common stock warrants and preferred stock warrants.

Quarterly Results (Unaudited)
The following tables set forth selected unaudited quarterly consolidated financial data for the years ended December 31, 2020 and 2021. The quarterly consolidated financial data has been recast to reflect the number of shares of our common stock, $0.0001 par value per share, issued to Old Boxed's stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Old Boxed convertible preferred stock and Old Boxed common stock prior to the Business Combination has been retroactively recast as shares reflecting the Exchange Ratio of 0.9498 established in the Business Combination.

	Fiscal 2020				Fiscal 2021
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Net revenue	$46,471,495	$56,594,217	$40,861,101	$43,247,021	$40,857,529	$42,350,221	$49,010,391	$45,048,536
Cost of sales	(43,299,895)	(46,846,457)	(33,971,100)	(37,153,092)	(35,928,678)	(37,231,108)	(36,345,586)	(35,883,199)
Gross profit	3,171,600	9,747,760	6,890,001	6,093,929	4,928,851	5,119,113	12,664,805	9,165,337

Net loss	$(10,972,905)	$(8,493,082)	$(7,624,256)	$(7,346,333)	$(14,205,132)	$(10,166,656)	$(5,929,183)	$(38,921,634)
Net loss per common share:
Basic net loss per common share	$(1.09)	$(0.93)	$(0.95)	$(0.82)	$(1.55)	$(0.89)	$(0.55)	$(1.64)
Diluted net loss per common share	$(1.09)	$(0.93)	$(0.95)	$(0.82)	$(1.55)	$(0.89)	$(0.55)	$(1.64)
Weighted average shares outstanding:
Basic	9,340,247	9,340,690	9,347,310	9,357,022	9,419,197	9,428,240	9,458,961	23,783,625
Diluted	9,340,247	9,340,690	9,347,310	9,357,022	9,419,197	9,428,240	9,458,961	23,783,625
Non-U.S. GAAP Financial Measures
We utilize Adjusted EBITDA, a non-GAAP financial measure, to budget, make operating and strategic decisions and evaluate our performance, and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency on how we evaluate our business. We calculate Adjusted EBITDA as GAAP net loss adjusted for interest income (expense), taxes, depreciation and amortization, stock-based compensation, one-time costs associated with the Business Combination and MaxDelivery acquisition, gains (losses) attributable to the change in fair value of our warrants and derivatives, and other income (expense) outside of the fair value adjustments. Adjusted EBITDA is supplemental to our operating performance measures calculated in accordance with GAAP and has important limitations. For example, Adjusted EBITDA excludes the impact of certain costs required to be recorded under GAAP and could differ substantially from similarly titled measures presented by other companies in our industry or companies in other industries. Accordingly, this measure should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of our Adjusted EBITDA to our GAAP net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net loss	$(69,223)	$(34,437)	$(65,402)
Adjusted to exclude the following:
Depreciation and amortization	4,497	4,786	4,378
Change in fair value of warrants and derivatives	12,747	5,320	496
Interest income (expense)	2,630	443	(188)
Other income (expense)	334	(13)	(599)
Stock-based compensation	4,005	1,956	2,286
Transaction costs [1]	9,593	102	12
Adjusted EBITDA	$(35,417)	$(21,843)	$(59,017)
1 Transaction costs represent non-recurring consulting and advisory costs with respect to the Business Combination.
The decrease in Adjusted EBITDA for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily driven by an increase in net loss, as the increase in gross profit was more than offset by increases in advertising expense and selling, general, and administrative expense, described in more detail above. The change in Adjusted EBITDA was also impacted by the fair value adjustments related to our warrants, forward purchase option derivative, and earnout liability as well as increases to stock-based compensation, interest expense related to our term loan and PIPE Convertible Notes and transaction costs, primarily related to the Business Combination.
The increase in Adjusted EBITDA for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily the result of a decrease in net loss associated with an increase in gross profit combined with declines in advertising expense and selling, general, and administrative expenses, as described above. The change in Adjusted EBITDA was also impacted by the fair value adjustment of the convertible note derivative.
Liquidity and Capital Resources
Overview and Funding Requirements

As of December 31, 2021, we had total we had cash and cash equivalents of $105.0 million, restricted cash of $2.8 million, and an accumulated deficit. In addition, we also had $60.1 million in receivables related to the Forward Purchase Agreement entered into in connection with the Business Combination. The timing and terms of any recoupment of the receivables (or some portion thereof) are influenced by our stock price performance over the next 24 months. Notwithstanding the foregoing, our net loss and net cash used in operating activities amounted to $69.2 million and $53.5 million, respectively, for the year ended December 31, 2021. As an emerging growth company, we are dependent on outside capital to execute our strategy of investing in growth at the expense of short-term profits. As a result, we have incurred significant losses and net cash outflows from operating activities since our inception and expect to incur such losses and remain dependent on outside capital for the foreseeable future until such time that we can realize our growth strategy by generating profits and reducing our reliance on outside capital. Given the inherent uncertainties associated with executing our growth strategy, we can provide no assurance that we will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund our obligations as they become due over the next twelve months.

In addition, in August 2021 we entered into a new term loan agreement for principal of $45.0 million, as discussed below. The term loan contains a certain number of financial covenants, which requires us to (i) maintain minimum unrestricted cash balance of $15.0 million, (ii) maintain minimum net Retail revenue based upon agreed quarterly targets, and (iii) maintain a Retail gross margin percentage of at least 8%. In order to achieve these targets, we expect to invest in growth initiatives including substantially increasing our marketing spend, resulting in an increase in cash used in operating activities for the next twelve months.

As of December 31, 2021, we were in compliance with the financial covenants required by our new term loan agreement. However, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. If we breach our financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the new term loan agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the new term loan agreement will be successfully refinanced on terms that are acceptable us.

Despite the substantial amount of capital that we have raised from outside investors and lenders, as well as our Business Combination, as of December 31, 2021, we had no additional capital available for borrowing and no firm commitment from current or prospective investors to provide us additional capital to fund operations in the foreseeable future. While management believes the that we will be able to obtain additional capital, no assurance can be provided that such capital will be obtained or on terms that are acceptable to us. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we are unsuccessful in securing additional capital and/or executing our strategy of growth whereby we realize profits and generate sufficient cash inflows from operations to fund our obligations as they become due, we may be required to seek other strategic alternatives such as a further reduction in our current cost structure, or a recapitalization of our balance sheet, including related outstanding debt and equity securities.
Debt and Convertible Debt Financing
Term Loan
In June 2020, we amended and extended the loan and security agreement (the “Credit Agreement”), originally dated previously amended in December 2017, January 2018, and March 2020. The June 2020 amendment, which was the Seventh Amendment to the Credit Agreement, granted us a term loan in the principal amount of $7.5 million, with a maturity date of December 22, 2022, of which $5.1 million was immediately drawn. In July 2020, the Company drew down on the remaining $2.4 million of principal in this most recent amendment, increasing the Company’s total borrowings to $7.5 million. The Seventh Amendment also reduced the available letters of credit from $11.0 million to $4.0 million. As of December 31, 2020, the Company had issued $2.6 million letters of credit, out of the $4.0 million available.
The Credit Agreement provided the bank a first perfected security interest in all of our assets with a negative pledge on intellectual property. As of December 31, 2020 and 2019, outstanding amounts drawn on the Credit Agreements accrued interest at a floating per annum rate equal to three and one-quarter of one percentage points (3.25%) above the Prime Rate for 2020 and 2019, respectively.
On August 4, 2021, we paid down the existing $5.0 million in remaining principal in the Seventh Amendment to the Credit Agreement. In connection with the loan repayment, our letter of credit was modified we are now required to maintain cash collateral for the outstanding letters of credit. As a result, the cash collateral related to the outstanding letters of credit will now be segregated in restricted cash accounts as of September 30, 2021. Approximately $2.8 million of letters of credit were issued to us as of December 31, 2021.

New Term Loan
On August 4, 2021, we entered into a new term loan agreement (the “New Term Loan”). The New Term Loan provided us with $45.0 million at a floating per annum rate of LIBOR plus 8.5%, with a maturity date of August 4, 2025. The agreement provides the lender with a first priority security interest in all of our assets and contains a certain number of financial covenants, which requires us to (i) maintain minimum unrestricted cash balance of $15.0 million, (ii) maintain minimum net Retail revenue based upon agreed upon quarterly targets, and (iii) maintain a Retail gross margin percentage of at least 8%. These net Retail revenue and Retail gross margin targets are tested quarterly on a trailing twelve-month basis. The agreement also includes other affirmative and negative covenants, which, among other things, restricts our ability to pay dividends or make any distributions, incur indebtedness, make investments, incur liens, sell substantially all of its assets, and consummate fundamental changes. The agreement also subjects us to certain reporting covenants. We are required to provide monthly, quarterly, and annual financial statements, operating budget and metrics, and other financial information as requested. Also in connection with the term loan agreement, we issued 126,993 warrants to purchase preferred stock at an exercise price of $7.0871. These warrants were cashless exercised immediately prior to the consummation of the Business Combination and are no longer outstanding. As of December 31, 2021, we were in compliance with all covenants and reporting requirements under the New Term Loan. There was $45.0 million in principal remaining as of December 31, 2021.
Convertible Promissory Notes
On May 15, 2020, May 26, 2020 and May 29, 2020, we issued Subordinated Convertible Promissory Notes (each, a “2020 Note”) in an aggregate principal amount of $8.2 million pursuant to the respective Note Purchase Agreement. The maturity date of the 2020 Notes was the earlier of (a) two years from the 2020 Note issuance; (b) upon acceleration due to an Event of Default; and (c) upon conversion of the 2020 Notes in connection with us raising equity proceeds of $25.0 million or more inclusive of the principal amount of the 2020 Notes. The 2020 Notes accrued .25% simple interest per annum (the short-term AFR fixed on the respective Note issuance date). The 2020 Notes converted into Series E-2 preferred stock as a result of the Series E raised in June 2020.

Immediately prior to the consummation of the Business Combination, all of the Old Boxed preferred stock, including the Series E-2 preferred stock, converted into shares of Old Boxed common stock. Then upon Closing, each share of Old Boxed common stock converted into the right to receive approximately 0.9498 shares of New Boxed common stock.
PIPE Convertible Notes
Upon consummation of the Business Combination, pursuant to the Subscription Agreements, we issued an aggregate of $87.5 million of principal amount of PIPE Convertible Notes. The PIPE Convertible Notes will mature five years after their initial issuance. The Convertible Notes will be convertible, at our election, for shares of common stock, cash or a combination of cash and such shares, based on a conversion price of $12.00 per share (subject to customary anti-dilution adjustments) in accordance with the terms thereof. The PIPE Convertible Notes will bear interest at a rate of 7.00% per annum, paid-in-kind or in cash at our option and accruing semi-annually. We may redeem the PIPE Convertible Notes after the third anniversary of their issuance, subject to a holder’s right to convert prior to the redemption date, if (i) the trading price of the shares of common stock exceeds 130% of the conversion price on at least twenty out of the preceding thirty consecutive trading days ending on, and including, the trading day immediately before we issue a redemption notice, and (unless we elect to settle conversions in connection with such redemption in cash) if (ii) certain conditions related to the ability of the converting holders to resell the conversion shares without restrictions under the U.S. securities laws are satisfied. For further detail regarding the terms of the PIPE Convertible Notes, refer to Note 5 of Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Forward Purchase Agreement

As discussed above, prior to the Closing, on November 28, 2021, Seven Oaks entered into the Forward Purchase Agreement with ACM for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Forward Purchase Agreement, ACM purchased approximately 6,504,768 shares of Seven Oaks' Class A common stock (the “Forward Purchase shares”) and, one business day following the closing of the Business Combination, the Prepayment Amount of $65.1 million was paid out of the funds we received from Seven Oaks' trust account, which will be held in a deposit account for the benefit of ACM until the “Valuation Date” (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions). At any time prior to the Valuation Date, ACM may elect an optional early termination to sell some or all of the Forward Purchase shares in the open market. If ACM sells any shares prior to the Valuation Date, the pro-rata portion of the Prepayment Amount will be released from the deposit account and paid to us. As of December 31, 2021, ACM has sold 501,109 shares, for which we received gross proceeds of $5.0 million. Depending on the manner in which the Forward Purchase Transaction is settled, we may never have access to the full Prepayment Amount.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(53,469)	$(24,096)	$(45,881)
Net cash used in investing activities	(64,721)	(1,228)	(3,879)
Net cash provided by financing activities	195,942	42,478	6,053
Operating Activities
Cash used in operating activities consisted of net loss adjusted for non-cash items, including depreciation and amortization, stock-based compensation expense, the change in fair value of warrants and derivatives, and other non-cash items, as well as the effect of the changes in operating assets and liabilities.
Net cash used in operating activities was $53.5 million for the year ended December 31, 2021, primarily consisting of $69.2 million net loss, adjusted for certain non-cash items, which primarily included $4.5 million of depreciation and amortization, $13.0 million in the changes in fair value of the warrants, derivatives, and earnout liability, and $4.0 million in stock-based compensation, as well as a $6.3 million net decrease in operating assets and liabilities. The decrease in our net operating assets and liabilities was primarily driven by the change prepaid and other current assets of $2.8 million, primarily attributable to amounts prepaid for our subscription agreement with Palantir as well as legal and consulting fees related to the Business Combination. Also contributing to the net decrease in operating assets and liabilities is the addition of unbilled receivables, net of related deferred revenue of $8.9 million, primarily related to our AEON software licensing agreement as well as the addition of total deferred contract costs of $19.4 million, attributable to known obligations for software licenses and insurance premiums that have not yet been paid, mostly offset by the change in accounts payable of $19.3 million. Also contributing to the net decrease in net operating assets and liabilities is a $2.8 million change in inventory due to lower sales volume as well as other changes to our net operating assets and liabilities of $2.8 million.
Net cash used in operating activities was $24.1 million for the year ended December 31, 2020, primarily consisting of $34.4 million net loss, adjusted for certain non-cash items, which primarily included $4.8 million of depreciation and amortization, $5.2 million in the change in fair value of warrants and embedded derivatives, and $2.0 million in stock-based compensation, as well as a $1.9 million net decrease in operating assets and liabilities. The increase in our net operating assets and liabilities was driven by a net change in accounts payable and other current liabilities of $5.0 million related to the timing of payments as well as changes in our prepaid and other current assets of $1.0 million primarily due to lower upfront payments to advertising vendors, as well as other changes to working capital of $1.2 million, partially offset by a change in long-term liabilities of $0.8 million.

Net cash used in operating activities was $45.9 million for the year ended December 31, 2019, primarily consisting of $65.4 million net loss, adjusted for certain non-cash items, which primarily included $4.4 million of depreciation and amortization and $2.3 million in stock-based compensation, as well as a $12.9 million net increase in operating assets and liabilities. The increase in our net operating assets and liabilities was driven by a change in accounts payable and other current liabilities of $11.4 million related to increased expenditures to support general business growth, as well as the timing of payments and a change in prepaid and other current assets of $1.1 million, primarily driven by lower outstanding vendor funds.
Investing Activities
For the year ended December 31, 2021, net cash used in investing activities was $64.7 million, which largely resulted from a gross cash outflow of $65.1 million which is being held in a deposit account pursuant to the terms of the Forward Purchase Transaction. The $65.1 million gross cash outflow is partially offset by a $5.0 million inflow from funds which were recollected from the forward purchase receivable deposit as ACM sold a portion of the respective shares it purchased as part of the Forward Purchase Transaction, as discussed above. Further, the Company paid $1.1 million for the purchase of fixed assets and $3.6 million in cash consideration for the acquisition of MaxDelivery.
For the year ended December 31, 2020, net cash used in investing activities was $1.2 million, primarily due to the purchase of fixed assets.
For the year ended December 31, 2019, net cash used in investing activities was $3.9 million, primarily due to the purchase of fixed assets.
Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities was $195.9 million, primarily due to $159.6 million in proceeds from the Business Combination, net of redemptions and transaction costs and $43.8 million in net proceeds after debt issuance costs related to our term loan signed in August 2021, offset by repayments of the prior term loan of $7.5 million.
For the year ended December 31, 2020, net cash provided by financing activities was $42.5 million, primarily due to proceeds from the sale of preferred stock of $30.0 million, proceeds from the convertible note issuance of $8.2 million, and proceeds from the term loan of $12.5 million, partially offset by repayments of the term loan of $7.5 million.
For the year ended December 31, 2019, net cash provided by financing activities was $6.0 million primarily due to proceeds from proceeds from the sale of preferred stock of $10.0 million, partially offset by principal payments on finance lease obligations of $3.0 million and repayments of the term loan of $1.0 million.
Other Commitments
We maintain our principal offices in New York City, New York and maintain fulfillment centers and office space in various locations throughout the United States. Our future minimum rental commitments under non-cancelable leases was $15.5 million as of December 31, 2021.
In June 2021, we entered into a Master Subscription Agreement with Palantir Technologies Inc. (“Palantir”) under which we are contracted to pay $20.0 million over five years for access to Palantir’s Foundry platform, $15.0 million of which was due thirty days after the closing of the Business Combination, or on January 8, 2022. As of December 31, 2021, $4.0 million was paid to Palantir, with the approximately $11.0 million due to be paid in January of 2022.

In December 2021, we signed an addendum to a prior service agreement with Google LLC for access to the Google Cloud Platform. Under the addendum, we are required to pay $2.0 million, $4.5 million, and $8.5 million for the first, second, and third commitment periods, respectively. The first commitment period started on the implementation date of December 1, 2021 and will last 12 months. The next two commitment periods begin at the end of the preceding period and each last 12 months. As of December 31, 2021, the total remaining commitment was $15.0 million, with a minimum of $2.0 million due within the next 12 months.

New Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies, to our Consolidated Financial Statements for a discussion of new accounting standards.
Application of Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying Notes. Our estimates are based on (i) currently known facts and circumstances, (ii) prior experience, (iii) assessments of probability, (iv) forecasted financial formation, and (v) assumptions that management believes to be reasonable but that are inherently uncertain and unpredictable. We use our best judgment when measuring these estimates, and if warranted, use external advice. On an ongoing basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our Consolidated Financial Statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. In times of economic disruption when uncertainty regarding future economic conditions is heightened, these estimates and assumptions are subject to greater variability.
For a discussion of all of our significant accounting policies, including our critical accounting policies, see Note 1 to the Consolidated Financial Statements of Item 8 in this Form 10-K. We believe that the accounting estimates and assumptions described below involve significant subjectivity and judgment, and changes to such estimates or assumptions could have a material impact on our financial condition or operating results. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.
We believe the following critical accounting estimates reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Revenue Recognition
Software & Services revenue
In the first quarter of 2021, we entered into an agreement with AEON Integrated Business Services Co., Ltd., a wholly-owned subsidiary of AEON, a related party, to license our e-commerce platform through an software licensing arrangement, in which AEON will take possession of the software for usage of our IP, and host that software in an on-premise, or cloud-based infrastructure environment, at AEON’s election. The objective of the agreement is for us to design, develop and support the e-commerce platform customized for the digital marketplace operations of AEON and AEON affiliates. The services provided include implementation services, license of the e-commerce software platform, training, and maintenance and support. Our software license agreement requires the analysis of multiple performance obligations, through the application of ASC 606.
We recognize revenue through the application of the following five-step model:
•Identification of the contract(s) with customers;
•Identification of the performance obligation(s) in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations(s) in the contract; and
•Recognition of revenue when or as the performance obligation(s) are satisfied.

In line with the model, we recognize revenue as we satisfy each performance obligation. Specifically, implementation revenue is recognized over time using the input method based on percentage of completion, which requires management's judgement in accessing the scope and estimating progress towards a completed product. License revenue is recognized at the point in time at the go-live date of the software; training revenue is recognized when the training is delivered to the customer without regard to a detailed evaluation of the point in time criteria due to the short-term nature of the training services (completed within the same quarterly reporting period); and maintenance and support revenue is recognized over time on a straight-line basis over the contract period. For contracts with multiple performance obligations, we allocate the contract price to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices using a cost plus a margin approach.
Stock-Based Compensation
We measure and record the expense related to stock-based awards based upon the fair value at the date of grant. We estimate the grant date fair value of each common stock option using the Black-Scholes Merton model, which requires the input of highly subjective assumptions and management’s best estimates. These estimates involve inherent uncertainties and management’s judgement. If factors change and different assumptions are used, our stock-based compensation could be materially different in the future.
These assumptions are estimated as follows:
•Fair value of the underlying common stock — Prior to our common stock being publicly traded, we estimated the fair value of common stock using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants' Accounting & Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our Board considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting in which awards were approved. Since becoming a publicly traded company, the fair value of common stock is determined by taking the closing price per share of common stock as reported on the NYSE.
•Expected volatility — We estimate volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.
•Expected term — Derived from the life of the options granted under the option plan and is based on the simplified method which is essentially the weighted average of the vesting period and contractual term.
•Risk-free interest rate — The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term that is equal to the options’ expected term at the grant date.
•Dividend yield — We have not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We estimate forfeitures at the time of grant based on historical experience and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Historical Common Stock Valuations
Prior to our Business Combination, the fair value of our common stock prior to the Business Combination was determined by our Board, with input from management, taking into account our most recent valuations from an independent third-party valuation specialist. Our Board intended all stock options granted to have an exercise price per share not less than the per share fair value of our common stock on the date of grant, with limited unique exceptions. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants' Accounting & Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we used in the valuation models were based on future expectations combined with management judgment, and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:
•relevant precedent transactions involving our capital stock;
•contemporaneous valuations performed at periodic intervals by unrelated third-party specialists;

•the liquidation preferences, rights, preferences, and privileges of our redeemable convertible preferred stock relative to our common stock;
•our actual operating and financial performance;
•current business conditions and projections;
•our stage of development;
•the likelihood and timing of achieving a liquidity event for the shares of common stock underlying the stock options, such as an initial public offering, given prevailing market conditions;
•any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options;
•recent secondary stock sales and tender offers;
•the market performance of comparable publicly-traded companies; and
•the U.S. and global capital market conditions.
In valuing our common stock at various dates, our Board determined the equity value of our business using various valuation methods including combinations of income and market approaches with input from management.
Application of these approaches involved the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
Since a public trading market for our common stock has been established after the Business Combination, it is no longer necessary for our Board to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock. Future expense amounts for any particular period could be affected by changes in market conditions.

Incentive Award Plan
In connection with the closing of the Business Combination, we adopted our Incentive Award Plan, under which we grant restricted stock units (“RSUs”) to certain executives that vest upon the achievement of certain service conditions and upon the achievement of certain share-price and gross profit targets. With respect to the share-price target RSUs, we estimated the grant date fair value of these units using a model based on multiple stock price paths developed through the use of a Monte-Carlo Simulation that incorporates into the valuation the possibility that the stock price may not be satisfied. Provided the executives continue their employment with us, we recognize stock-based compensation expense for the share-price target RSUs over the derived service period produced by the model, regardless of it the targets are achieved. If the stock price goals are met sooner than the derived service period, we will adjust our stock-based compensation expense to reflect the cumulative expense associated with the vested award.
The probability of achievement of gross profit target stock awards and related compensation may vary based on market conditions and overall company performance. Fluctuations in such conditions or company performance could yield variation in our expectation of target performance and in turn impact our stock-based compensation expense. We have not yet granted gross profit target stock awards.

Derivative Instruments
We evaluate our financial instruments to determine if there are individual instruments or embedded components to be separately accounted for in accordance with ASC 815, Derivatives and Hedging: Embedded Derivatives. Our identified derivative instruments have been determined to be liability-classified and the fair values of these derivatives are marked-to-market each balance sheet date with the changes in the fair values of these instruments recorded as income or expense in other income (expense), net in the Consolidated Statements of Operations. For instruments that may be convertible to shares, upon conversion or exercise of the derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Our derivative instruments consist of our forward purchase option derivative, Sponsor Earnout Shares, and SPAC warrant liabilities.
The fair value of our derivative instruments are estimated using a Monte-Carlo Simulation, which involves key assumptions that require significant management judgment, summarized as follows:
(i) Forward purchase option derivative - the Forward Purchase Transaction can be settled in a variety of ways over the course of 24 months (as described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K) and as such, the valuation for the associated liability requires significant management judgment. The key inputs and assumptions management used in the Monte-Carlo Simulation, including volatility, expected term, expected future stock price, and various simulated paths, were utilized to estimate the fair value of the associated liability. The value of the forward purchase option derivative was calculated as the average present value over 50,000 simulated paths. Management evaluated the liability as of Closing and as of December 31, 2021 and will continue to evaluate fair value adjustments at each reporting period.
(ii) Sponsor Earnout Shares - As part of the Business Combination, certain stockholders are entitled to receive additional shares of our common stock (the “Sponsor Earnout Shares”) to be issued when our common stock's price reaches certain market share price milestones within specified periods following the Business Combination. The terms and conditions of the right to receive Sponsor Earnout Shares are described in Note 1 to the accompanying Consolidated Financial Statements (included in Part II, Item 8 of this Annual Report on Form 10-K). In accordance with the guidance under ASC 815, Derivatives and Hedging, the right to the Sponsor Earnout Shares was classified as a Level 3 fair value measurement liability and the change in the fair value during the reporting period was recognized within other income (expense), net in our Consolidated Statement of Operations. The fair value of the contingent Sponsor Earnout Shares liability was estimated using a Monte-Carlo Simulation of the stock prices based on historical and implied market volatility of a peer group of public companies, as well as the expected term and expected future stock price. Management evaluated the liability at Closing and as of December 31, 2021, and will continue to evaluate fair value adjustments at each reporting period.
(iii) SPAC warrant liabilities - As discussed in Note 12 to the Consolidated Financial Statements (included in Part II, Item 8 of this Annual Report on Form10-K), we accounted for the warrants issued in connection with Seven Oaks' IPO in accordance with ASC 815, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants were measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized within other income (expense), net in our Consolidated Statements of Operations in the period of change. For periods subsequent to the detachment of the Public Warrants from the units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Acquisitions

Acquired Intangible Assets and Goodwill
Assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, the most critical including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. Significant estimation was required in the acquisition of MaxDelivery to determine the fair value of customer relationships, trade names, and internally developed software as well as the contingent consideration included in the purchase price. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets and the contingent consideration. In selecting the techniques and assumptions noted above, we generally engaged third-party, independent valuation professionals to assist us in developing the assumptions and applying the valuation techniques to a particular business combination transaction. In particular, the discount rates selected were compared to and evaluated with (i) the industry weighted-average cost of capital, (ii) the inherent risks associated with each type of asset and (iii) the level and timing if future cash flows appropriately reflecting market participant assumptions.
To the extent the purchase price of the acquired business exceeds the fair values of the assets acquired and liabilities assumed, such excess was recognized as goodwill. The goodwill created by the MaxDelivery acquisition was not amortized but will be tested annually, or more often if impairment indicators are present. Due to the proximity of the acquisition to our fiscal year end date, we will begin our annual impairment testing in the following year.
Contingent Consideration
Further, as noted above and in Note 10 to the Consolidated Financial Statements (included in Part II, Item 8 of this Annual Report on Form 10-K), a portion of the total purchase price for the acquisition of MaxDelivery is contingent consideration related to potential future earnout if certain financial metrics are met and as such, the valuation for the associated liability requires significant judgement from management. The key inputs and assumptions management used in the Monte-Carlo Simulation, including various target ranges, volatility, and projected financials, were utilized to estimate the fair value of the associated liability. Management evaluated the liability as of the date of the acquisition and as of December 31, 2021 and will continue to evaluate fair value adjustments at each reporting period.
JOBS Act Accounting Election
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.
Boxed is an emerging growth company. Therefore, we have elected to use the extended transition period under the JOBS Act. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 7A. Qualitative and Quantitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate fluctuations and inflation risk.
Interest Rate Risk
We had cash and cash equivalents of approximately $105.0 million and $30.0 million as of December 31, 2021 and December 31, 2020, respectively. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our Consolidated Financial Statements.
We are primarily exposed to changes in interest rates with respect to our cost of borrowing under our existing New Term Loan. We monitor our cost of borrowing under our New Term Loan, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our New Term Loan for all periods presented would not have a material impact on our Consolidated Financial Statements.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Boxed, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Boxed, Inc. and its subsidiaries (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and recurring negative operating cash flows since inception and projects that it may not be in compliance with certain of its loan covenant requirements related to its term loan which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
New York City, New York
March 15, 2022
We have served as the Company’s auditor since 2016.

BOXED, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and 2020

	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,027,484	$30,043,046
Restricted cash	2,767,471	—
Accounts receivable, net	3,122,015	2,910,079
Inventories	11,427,567	13,964,510
Prepaid expenses and other current assets	4,915,305	2,131,895
Deferred contract costs - current	7,580,423	—
TOTAL CURRENT ASSETS	134,840,265	49,049,530
Property and equipment, net	7,019,338	10,411,396
Unbilled receivables	8,890,888	—
Forward purchase receivable	60,050,189	—
Goodwill	7,443,569	—
Deferred contract costs	11,847,266	—
Other long-term assets	1,513,335	204,122
TOTAL ASSETS	$231,604,850	$59,665,048
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT CURRENT LIABILITIES
Accounts payable	$28,936,706	$9,072,929
Accrued expenses	6,392,029	5,802,135
Deferred revenue	2,020,351	2,435,909
Other current liabilities	21,899,142	14,958,064
Term loan – current portion	—	3,750,000
SPAC warrant liabilities	22,044,750	—
Warrants to purchase common shares	—	49,863
Warrants to purchase preferred shares	—	2,072,536
TOTAL CURRENT LIABILITIES	81,292,978	38,141,436
PIPE Convertible Notes, net of transaction costs	77,047,475	—
Long-term debt	43,286,747	3,750,000
Forward purchase option derivative	4,202,562	—
Earnout liability	27,133,563	—
Other long-term liabilities	217,238	1,015,248
TOTAL LIABILITIES	233,180,563	42,906,684
TOTAL CONVERTIBLE PREFERRED STOCK (Refer to Note 13)	—	325,200,758
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value per share; 600,000,000 and 66,486,210 shares authorized as of December 31, 2021 and 2020; 66,647,242 and 9,392,361 shares issued and outstanding as of December 31, 2021 and 2020, respectively	6,665	939
Additional paid-in capital	383,065,836	6,982,156
Accumulated deficit	(384,648,214)	(315,425,489)
TOTAL STOCKHOLDERS’ DEFICIT	(1,575,713)	(308,442,394)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$231,604,850	$59,665,048
The accompanying notes are an integral part of the Consolidated Financial Statements.

BOXED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2021, 2020, and 2019

	2021	2020	2019
Net revenue:
Retail	$156,989,110	$187,173,834	$173,992,897
Software & Services (1)	20,277,567	—	—
Total net revenue	177,266,677	187,173,834	173,992,897
Cost of sales:
Retail	(142,949,882)	(161,270,544)	(164,091,469)
Software & Services (1)	(2,438,689)	—	—
Total cost of sales	(145,388,571)	(161,270,544)	(164,091,469)
Gross profit	31,878,106	25,903,290	9,901,428
Advertising expense	(21,959,556)	(4,912,269)	(20,703,071)
Selling, general, and administrative expense	(58,961,360)	(49,677,783)	(54,891,680)
Loss from operations	(49,042,810)	(28,686,762)	(65,693,323)
Other income (expense), net	(20,179,795)	(5,749,814)	291,323
Loss before income taxes	(69,222,605)	(34,436,576)	(65,402,000)
Income taxes	—	—	—
Net loss	$(69,222,605)	$(34,436,576)	$(65,402,000)
Net loss per common share:
Basic net loss per common share	$(5.14)	$(3.80)	$(7.19)
Diluted net loss per common share	$(5.14)	$(3.80)	$(7.19)
Weighted average shares outstanding:
Basic	13,063,482	9,348,633	9,261,222
Diluted	13,063,482	9,348,633	9,261,222
(1) For information related to related party transactions, see Note 17.

The accompanying notes are an integral part of the Consolidated Financial Statements.

BOXED, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2021, 2020, and 2019

	Total Convertible Preferred Stock		Common		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	35,451,667	$271,051,511	9,722,081	$98	$4,812,099	$(215,586,910)	$(210,774,713)
Retroactive application of recapitalization	(1,779,622)	—	(488,022)	825	(825)	—	—
Adjusted beginning balance	33,672,045	$271,051,511	9,234,059	$923	$4,811,274	$(215,586,910)	$(210,774,713)
Stock-based compensation	—	—	—	—	2,286,349	—	2,286,349
Exercises of common stock options	—	—	111,482	11	102,309	—	102,320
Retroactive application of recapitalization	—	—	(5,615)	—	—	—	—
Issuance of Series D preferred stock for cash	915,038	10,000,000	—	—	—	—	—
Retroactive application of recapitalization	(45,933)	—	—	—	—	—	—
Preferred stock issuance costs	—	(21,308)	—	—	—	—	—
Series C-3 preferred stock remeasurement	—	1,155,122	—	—	(1,155,122)	—	(1,155,122)
Other adjustments	—	1	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(65,402,000)	(65,402,000)
Balances at December 31, 2019	34,541,150	$282,185,326	9,339,926	$934	$6,044,809	$(280,988,910)	$(274,943,167)

	Total Convertible Preferred Stock		Common		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	36,366,705	$282,185,326	9,833,563	$99	$6,045,644	$(280,988,910)	$(274,943,167)
Retroactive application of recapitalization	(1,825,555)	—	(493,637)	835	(835)	—	—
Adjusted beginning balance	34,541,150	$282,185,326	9,339,926	$934	$6,044,809	$(280,988,910)	$(274,943,167)
Stock-based compensation	—	—	—	—	1,956,009	—	1,956,009
Exercises of common stock options	—	—	55,213	5	71,754	—	71,759
Retroactive application of recapitalization	—	—	(2,778)		—
Issuances of Series E preferred stock for cash	4,233,043	30,000,000	—	—	—	—	—
Issuance of Series E preferred stock for conversion of convertible promissory notes	1,783,768	12,644,170	—	—	—	—	—
Retroactive application of recapitalization	(302,035)	—	—	—	—	—	—
Preferred stock issuance costs	—	(719,033)	—	—	—	—	—
Series C-3 preferred stock remeasurement	—	1,090,294	—	—	(1,090,294)	—	(1,090,294)
Other adjustments	—	1	—	—	(122)	(3)	(125)
Net loss	—	—	—	—	—	(34,436,576)	(34,436,576)
Balances at December 31, 2020	40,255,926	$325,200,758	9,392,361	$939	$6,982,156	$(315,425,489)	$(308,442,394)

	Total Convertible Preferred Stock		Common		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	42,383,516	$325,200,758	9,888,776	$99	$6,982,996	$(315,425,489)	$(308,442,394)
Retroactive application of recapitalization	(2,127,590)	—	(496,415)	840	(840)	—	—
Adjusted beginning balance	40,255,926	$325,200,758	9,392,361	$939	$6,982,156	$(315,425,489)	$(308,442,394)
Stock-based compensation	—	—	—	—	4,005,355	—	4,005,355
Exercises of common stock options	—	—	370,053	36	768,050	—	768,086
Retroactive application of recapitalization	—	—	(18,591)	—	—	—	—
Exercise and conversion of warrants	—	—	58,760	6	587,172	—	587,178
Conversion of preferred stock	(40,255,926)	(325,200,758)	41,289,869	4,129	325,196,629	—	325,200,758
Reverse recapitalization, net of transaction costs (1)	—	—	15,554,790	1,555	65,421,379	—	65,422,934
Sponsor Earnout Shares liability	—	—	—	—	(19,895,062)	—	(19,895,062)
Other adjustments	—	—	—	—	157	(120)	37
Net loss	—	—	—	—	—	(69,222,605)	(69,222,605)
Balances at December 31, 2021	—	$—	66,647,242	$6,665	$383,065,836	$(384,648,214)	$(1,575,713)
(1) Excludes 1,940,625 shares subject to vesting requirements. See Note 1, Description of Business for further detail.

The accompanying notes are an integral part of the Consolidated Financial Statements.

BOXED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2021, 2020, and 2019

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,222,605)	$(34,436,576)	$(65,402,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,496,519	4,785,778	4,377,731
Stock-based compensation	4,005,355	1,956,009	2,286,349
Bad debt expense	(43,964)	199,387	133,742
Change in fair value of warrant liabilities	3,281,279	883,573	(178,668)
Change in fair value of derivatives	4,202,562	4,323,770	—
Change in fair value of earnout liability	5,527,501	—	—
Loss on extinguishment of convertible note	—	102,972	—
Amortization of debt discount	237,800	—	—
Other non-cash items	351,524	—	—
Changes in assets and liabilities:
Receivables, net	(88,992)	552,137	(163,266)
Inventories	2,779,118	77,901	284,894
Prepaid and other current assets	(2,839,423)	1,020,918	1,069,382
Unbilled receivables	(8,890,888)	—	—
Deferred contract costs	(19,427,689)	—	—
Other long-term assets	40,787	—	—
Accounts payable	19,278,074	(7,517,867)	5,388,131
Accrued expenses	566,521	453,575	(784,360)
Deferred revenue	(415,558)	117,497	897,512
Other current liabilities	3,567,199	2,547,651	6,011,974
Long-term liabilities	(874,069)	836,791	198,017
Net cash used in operating activities	(53,468,949)	(24,096,484)	(45,880,562)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,070,741)	(1,536,631)	(3,860,060)
Acquisition of business, net of cash acquired	(3,600,000)	—	—
Forward purchase receivable deposit	(65,062,414)	—	—
Forward purchase receipts	5,012,225	—	—
Other investing activities	—	308,331	(18,916)
Net cash used in investing activities	(64,720,930)	(1,228,300)	(3,878,976)
CASH FLOWS FROM FINANCING ACTIVITIES
Business Combination financing, net of redemptions and transaction costs	159,617,056	—	—
Principal payments on finance lease obligations	(73,903)	(72,130)	(3,048,052)
Proceeds from option exercises	768,086	71,758	102,320
Proceeds from sale of preferred stock	—	30,000,000	10,000,000
Proceeds from convertible note issuance	—	8,217,304	—
Preferred stock issuance costs	—	(719,033)	(21,308)
Repayment of borrowings	(7,500,000)	(7,520,000)	(980,000)
Proceeds from borrowings	43,800,226	12,500,000	—

Debt issuance costs	(669,677)	—	—
Net cash provided by financing activities	195,941,788	42,477,899	6,052,960
Total change in cash	77,751,909	17,153,115	(43,706,578)
CASH BEGINNING OF YEAR	30,043,046	12,889,931	56,596,509
CASH END OF YEAR	$107,794,955	$30,043,046	$12,889,931
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Cash paid for taxes	$18,833	$8,284	$10,292
Cash paid for interest	$280,990	$404,411	$301,155
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assumed warrant liability in connection with the Business Combination	$17,228,250	$—	$—
Contingent consideration related to acquisition	$1,711,000	$—	$—
Cashless exercise of warrants	$587,172	$—	$—
Conversion of convertible promissory note to preferred stock	$—	$12,644,170	$—
Conversion of preferred stock to common stock	$325,200,758	$—	$—

Cash and cash equivalents at end of period	$105,027,484	$30,043,046	$12,889,931
Restricted cash at end of period	2,767,471	—	—
Cash, cash equivalents and restricted cash at end of period	$107,794,955	$30,043,046	$12,889,931

The accompanying notes are an integral part of the Consolidated Financial Statements.

BOXED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2021, 2020, and 2019
1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description — Boxed, Inc. (the “Company”) is an e-commerce retailer and e-commerce enabler. The Company operates an e-commerce retail (“Retail”) service that provides bulk pantry consumables to businesses and household customers within the continental United States. The Company generates net revenue through direct retail sales of third-party and private-labeled goods, which includes all sales generated primarily through the Company’s website, mobile-optimized website, mobile applications, and software and services (“Software & Services”) offerings of its enterprise-level e-commerce platform (collectively, “Platforms”).
Business Combination — On June 13, 2021, the Company (formerly known as Seven Oaks Acquisition Corp.) entered into a definitive agreement (the “Business Combination Agreement”) with two of its wholly-owned subsidiaries and Giddy Inc. (“Old Boxed”). Under the Business Combination Agreement, the Company agreed to acquire all outstanding equity interests of Old Boxed for approximately $550,000,000 in aggregate consideration, which Old Boxed's stockholders would receive in the form of shares of common stock of the Company (the consummation of the business combination and the other transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”).
On December 8, 2021, the Company consummated the Business Combination and other transactions (the “Closing”). The following occurred upon the Closing:

•Old Boxed merged with Blossom Merger Sub, Inc., a wholly-owned subsidiary of the Company, with Old Boxed surviving the merger as a wholly-owned subsidiary of the Company. Immediately following this initial merger, Old Boxed merged with and into Blossom Merger Sub II, LLC, another wholly-owned subsidiary of the Company, with Blossom Merger Sub II, LLC surviving the merger and changing its name to “Boxed LLC.”

•The Company changed its name from “Seven Oaks Acquisition Corp.” to “Boxed, Inc.” and is referred to herein as “New Boxed,” the “Company,” or the “Post Business Combination Company”. Unless the context otherwise requires, references to “Seven Oaks” herein refer to the Company prior to Closing.

•Holders of 18,098,335 shares of Seven Oaks Class A common stock sold in its initial public offering exercised their right to have such shares redeemed (the “Redemptions”) for a full pro rata portion of the trust account holding the proceeds from Seven Oak's initial public offering. The remaining 7,776,665 shares of Seven Oaks Class A common stock were each automatically reclassified into one share of New Boxed common stock.

•The 6,468,750 shares of Seven Oaks Class B common stock held by Seven Oaks Sponsor LLC (the “Sponsor”) were each automatically reclassified into one share of New Boxed common stock, of which 1,940,625 are subject to vesting under certain conditions (the “Sponsor Earnout Shares”). The Sponsor Earnout Shares will be considered outstanding for legal purposes prior to the achievement of the vesting conditions but will not be considered outstanding for accounting purposes until such vesting conditions are achieved. Refer to Note 15 for detail on the Company's valuation of these shares.

•Pursuant to subscription agreements entered into in connection with the Business Combination Agreement (the “Subscription Agreements”), certain investors (the “PIPE Investors”) subscribed to purchase an aggregate of 3,250,000 shares of Class A common stock at $10.00 per share and an aggregate of $87,500,000 in principal amount of convertible notes (the “PIPE Convertible Notes” or “Convertible Notes”) upon consummation of the Business Combination (collectively, the “PIPE Investment”). At Closing, the Company consummated the PIPE Investment and 3,250,000 shares of New Boxed common stock were issued. Refer to Note 5 for terms and details of the PIPE Convertible Notes.

•After giving effect to the transactions described above, including the Redemptions and the consummation of the PIPE Investment, there were 15,554,790 shares of New Boxed common stock issued and outstanding (excluding the Sponsor Earnout Shares).

Prior to the Closing, on November 28, 2021, Seven Oaks entered into an agreement (the “Forward Purchase Agreement”) with ACM AART VII D LLC (“ACM”) for a cash-settled OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, ACM purchased approximately 6,504,768 shares of Seven Oaks' Class A common stock (the “Forward Purchase shares”) and, one business day following the closing of the Business Combination, the Company paid out to ACM an amount (such amount, as adjusted under the Forward Purchase Agreement, the “Prepayment Amount”) equal to the redemption price per share multiplied by the number of subject shares on the date of prepayment. The Prepayment Amount of $65,062,414 was paid out of the funds received by the Company from Seven Oaks' trust account and will be held in deposit account for the benefit of ACM until the “Valuation Date” (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions). At any time prior to the Valuation Date, ACM may elect an optional early termination to sell some or all of the Forward Purchase shares in the open market. If ACM sells any shares prior to the Valuation Date, a pro-rata portion of the Prepayment Amount will be released from the deposit account and paid to the Company. As of December 31, 2021, ACM has sold 501,109 shares, for which the Company received gross proceeds of $5,012,225. Depending on the manner in which the Forward Purchase Transaction is settled, the Company may never have access to the full remaining Prepayment Amount of $60,050,189. Refer to Note 11 for further detail on the Forward Purchase Agreement and the related settlement scenarios.
As discussed above, a total of 18,098,335 shares of Seven Oaks Class A common stock were presented for redemption in connection with the Business Combination (the “Redemptions”). As a result, there was approximately $77,784,265 remaining in Seven Oaks' trust account, following Redemptions. Combined with the total PIPE Investment of $120,000,000, comprised of $32,500,000 in equity and $87,500,000 in Convertible Notes, and after deducting combined company transaction fees of $47,667,386, there was approximately $150,116,879 of cash proceeds received by the Company from the transaction. After paying the Prepayment Amount of $65,062,414 on December 9, 2021, the day after the Closing, the Company had $85,054,465 in net proceeds remaining. As discussed above, as of December 31, 2021, $5,012,225 of the amount initially subject to settlement under the Forward Purchase Transaction, has already been recovered by the Company.
The following table illustrates the net proceeds to the Company delivered through the Business Combination.

Cash - Seven Oaks trust and cash, net of Redemptions	$77,784,265
Cash - PIPE Equity	32,500,000
Cash - PIPE Convertible Notes	87,500,000
Gross cash proceeds resulting from the Business Combination	197,784,265
Less: combined company transaction costs	(47,667,386)
Net cash proceeds from the Business Combination	150,116,879
Less: Prepayment Amount pursuant to Forward Purchase Transaction	(65,062,414)
Cash proceeds, net of the Forward Purchase Transaction Prepayment Amount	$85,054,465

Further, the following table reconciles the elements of the Business Combination to the Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit to the Consolidated Statement of Cash Flows as well as to the amounts disclosed herein in Note 1.

Cash - Seven Oaks trust and cash, net of Redemptions	$77,784,265
Cash - PIPE Equity	32,500,000
Less: net impact of reverse recapitalization	(38,648,877)
Less: transaction costs reclassed or allocated to equity	(6,212,454)
Reverse recapitalization, net of transaction costs	$65,422,934
Cash - PIPE Convertible Notes	87,500,000
Less: transaction costs allocated to debt	(10,534,127)
Plus: noncash assumed warrant liability in reverse recapitalization	17,228,250
Net cash proceeds from the Business Combination on the Statements of Cash Flows	$159,617,057
Less: transaction costs allocated to derivative instruments and expensed during the year	(9,500,178)
Net cash proceeds from the Business Combination within Note 1	$150,116,879
Less: Prepayment Amount pursuant to Forward Purchase Transaction	(65,062,414)
Cash proceeds, net of the Forward Purchase Transaction Prepayment Amount	$85,054,465
Immediately prior to Closing, each share of Old Boxed convertible preferred stock was converted to common stock based on the applicable conversion rate for each security and then upon Closing converted into the right to receive approximately 0.9498 (the “Exchange Ratio”) shares of New Boxed common stock. Also as a result of the consummation of the Business Combination, each share of Old Boxed common stock was converted into the right to receive approximately 0.9498 shares of New Boxed common stock and each outstanding and unexercised option to purchase Old Boxed common stock, vested or unvested, was assumed and converted into the an option to purchase 0.9498 shares of New Boxed common stock, subject to the same terms and conditions as applied to the underlying options to purchase Old Boxed common stock.
Based on the following factors, the Company determined under the Accounting Standards Codification (“ASC”) 805, Business Combinations, that the Business Combination was a reverse capitalization:

•Old Boxed stockholders owned approximately 76.7% of the shares in the Post Business Combination Company, and thus had sufficient voting right to exert influence over the Post Business Combination Company.

•Old Boxed appointed a majority of the Post Business Combination Company's board of directors and maintained a majority of the composition of management.

•Old Boxed was the larger entity based on historical revenues and business operations and comprised the ongoing operations of the Post Business Combination Company.

•The Post Business Combination Company assumed the name “Boxed, Inc.”
In accordance with the guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the consummation of Business Combination on December 8, 2021 to reflect the number of shares of the Company's common stock, $0.0001 par value per share, issued to Old Boxed's stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Old Boxed convertible preferred stock and Old Boxed common stock prior to the Business Combination has been retroactively recast as shares reflecting the Exchange Ratio of 0.9498 established in the Business Combination.
The Post Combination Company common stock and warrants commenced trading on the New York Stock Exchange under the symbols “BOXD” and “BOXD WS,” respectively, on December 9, 2021.

COVID-19 — In March 2020, the outbreak of the novel coronavirus (“COVID-19”) was declared a pandemic and resulted in a global slowdown of economic activity. The resulting disruptions have affected Boxed’s business, as well as those of its customers, suppliers, and third-party service providers. The impact of the pandemic on Boxed’s business and actions taken in response to it have had varying effects on the Company's 2020 and 2021operations. In 2020, higher net sales reflected increased demand for the Company's household products as more people stayed at home. This was partially offset, however, by decreased demand for discretionary consumer products, delayed procurement, and supply chain disruptions as well as a meaningful decline in the Company's business-to-business customer base, which consists of SMBs and enterprises, many of whom moved to remote work environments. The environment remained dynamic and rapidly changing throughout 2021, and demand for Boxed’s products and consumer purchasing behavior will continue to evolve as the economy recovers and virus transmission reduces. The Company has considered this impact when developing its estimates and assumptions. Actual results and outcomes may differ from management’s estimates and assumptions.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide certain relief in response to the COVID-19 pandemic. The CARES Act includes numerous tax provisions and other stimulus measures (See Note 8, Income Taxes, for additional information). Among the various provisions in the CARES Act, the Company is utilizing the payroll tax deferrals. The Company did not receive any loans under the CARES Act.
Principles of Consolidation — The accompanying Consolidated Financial Statements of Boxed, Inc. include its wholly owned subsidiaries, Boxed, LLC, BOXED MAX LLC, Jubilant LLC, and Ashbrook Commerce Solutions LLC. Any intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation — The Consolidated Financial Statements presented herein are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019.
Going Concern, Liquidity and Management’s Plan — As of December 31, 2021, the Company had total cash and cash equivalents of $105,027,484, restricted cash of $2,767,471, and an accumulated deficit. In addition, the Company’s net loss and net cash used in operating activities amounted to $(69,222,605) and $(53,468,949), respectively, for the year ended December 31, 2021. As an emerging growth company, the Company is dependent on outside capital to execute its strategy of investing in growth at the expense of short-term profits. As a result, the Company has incurred significant losses and net cash outflows from operating activities since its inception and expects to incur such losses and remain dependent on outside capital for the foreseeable future until such time that the Company can realize its growth strategy by generating profits and reducing its reliance on outside capital. Given the inherent uncertainties associated with executing the Company’s growth strategy, management can provide no assurance that the Company will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund the Company’s obligations as they become due over the next twelve months from the date these Consolidated Financial Statements were issued.

In addition, as disclosed in Note 6, the Company entered into a term loan agreement (the “New Term Loan”) in August 2021 for principal of $45,000,000. The New Term Loan contains a certain number of financial covenants, which requires the Company to (i) maintain minimum unrestricted cash balance of $15,000,000, (ii) maintain minimum net Retail revenue based upon agreed quarterly targets; and (iii) maintain a Retail gross margin percentage of at least 8%. In order to achieve these targets, the Company expects to invest in growth initiatives including substantially increasing its marketing spend, resulting in an increase in cash used in operating activities for the next twelve months.

As of December 31, 2021, the Company was in compliance with the financial covenants required by its New Term Loan. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next twelve months. If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the New Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the New Term Loan will be successfully refinanced on terms that are acceptable to the Company.

To date, the Company has raised a substantial amount of capital from outside investors and lenders through the issuance of stock and borrowings, including under our term loans and revolving credit facilities, as well as through the consummation of the Business Combination, and expects this reliance to continue for the foreseeable future. However, as of December 31, 2021, the Company had no additional capital available for borrowing and no firm commitment from current or prospective investors to provide the Company additional capital to fund operations in the foreseeable future. While management believes the Company will be able to obtain additional capital, no assurance can be provided that such capital will be obtained or on terms that are acceptable to the Company. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If management is unsuccessful in securing additional capital and/or executing its strategy of growth whereby the Company realizes profits and generates sufficient cash inflows from operations to fund the Company’s obligations as they become due, management may be required to seek other strategic alternatives such as a further reduction in the Company’s current cost structure, or a recapitalization of the Company’s balance sheet, including related outstanding debt and equity securities.

The accompanying Consolidated Financial Statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.
Estimates — The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include (i) revenue recognition and deferral in accordance with ASC 606 (ii) acquired intangible assets and goodwill (iii) contingent considerations and (iv) the fair values of derivative instruments within the scope of ASC 815. Historically, prior to becoming a public company, significant estimates also included the fair value of stock options. On a regular basis, management reviews its estimates utilizing currently available information, changes in fact and circumstances, historical experience, and reasonable assumptions. After such review, those estimates are adjusted accordingly. Actual results could differ from those estimates.
Segment Information — ASC 280, Segment Reporting, establishes standards for reporting information about operating segments in financial statements. The Company operates as two reportable business segments which offer different products and services:
1)Retail — This segment engages in the sale of consumer products and goods in bulk sizes to consumers and business in the continental United States.
2)Software & Services — This segment primarily relates to the Company’s research, development, marketing and production of the Company’s proprietary software for sale to third parties.
See Note 18 for Segment Reporting for the years ended December 31, 2021, 2020, and 2019, respectively.
Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash for the purpose of balance sheet presentation. Cash equivalents, which consist primarily of money market accounts, are carried at cost, which approximates market value.

Restricted Cash — The Company's restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of December 31, 2021 was $2,767,471 and consists of collateral for letters of credit related to the Company's relationships with certain product vendors, and letters of credit issued in lieu of deposits on certain real estate and facility leases. The Company did not have restricted cash as of December 31, 2020.
Accounts Receivable, Net — Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company estimates that the allowance for doubtful accounts based on historical losses, existing economic conditions, and other information available at the balance sheet date. Uncollectible accounts are written off against the allowance after all collection efforts have been exhausted.

Accounts receivable includes $2,317,908, $2,705,028, and $2,731,111 of trade receivables as of December 31, 2021, 2020, and 2019, respectively. The Company has recorded an allowance of $95,558, $205,384, and $176,653 as of December 31, 2021, 2020, and 2019, respectively, for doubtful accounts as follows:

For the Year Ended December 31, 2021
Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charges to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Reserve for doubtful accounts	$205,384	—	—	(109,826)	$95,558

For the Year Ended December 31, 2020
Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charges to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Reserve for doubtful accounts	$176,653	28,731	—	—	$205,384

For the Year Ended December 31, 2019
Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charges to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Reserve for doubtful accounts	$141,282	35,371	—	—	$176,653
Fair Value of Financial Instruments — Assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three levels of inputs used to measure fair value are as follows:
Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full-term of the asset or liability.
Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to the fair value of the asset of liability.
The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
Concentrations of Risk — Certain financial instruments potentially subject us to concentrations of credit risk. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash balances are primarily on deposit at high credit quality financial institutions. The cash balances in all accounts held at financial institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2021. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.
The risk with respect to accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. As of December 31, 2021 and 2020, one third party seller accounted for approximately 40.9% and 54.3% of the Company’s outstanding gross receivables, respectively.

Leases — The Company leases its office facilities and fulfillment centers under operating lease agreements. Rent expense under the Company’s operating leases typically provide for fixed, non-contingent rent escalations. Rent expense is recognized on a straight-line basis over the non-cancellable term of each underlying lease. The Company also receives landlord contributions related to certain lease agreements that are recognized as deferred rent within other current liabilities on the Consolidated Balance Sheets and treated as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date the Company becomes legally obligated for the rent payments or when it takes possession of the leased space, whichever is earlier.
Inventories — Inventories consisting of finished goods are stated at the lower of cost or net realizable value. Inventory costs are determined using the first in, first out method. Inventory costs include price reductions and allowances offered by vendors.
The Company reviews inventories to determine the necessity of write-offs for excess, obsolete, or unsellable inventory. The Company estimates write-offs for inventory obsolescence based on its judgment of future realization. These reviews require the Company to assess customer and market demand. During the year ended December 31, 2021, the Company wrote-down $394,848 of inventory that was estimated to be sold below cost, primarily related to SKUs which were in high demand during the COVID-19 pandemic. There were no material write-offs for the year ended December 31, 2020 and 2019.
Property and Equipment, Net — Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets, which range from 3 – 7 years (see table below). Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases. Improvements are capitalized while expenditures for maintenance and repairs are expensed as incurred.

Estimated Useful Lives
Leasehold improvements	7 years
Warehouse equipment	5 years
Computers and small tools	3 years
Furniture and fixtures	7 years
Capital lease asset	7 years
Software development	4 years
Software Development Costs — The Company classifies software development costs as either internal use software or external use software. The Company accounts for costs incurred to develop internal use software in accordance with ASC 350-40, Internal Use Software. Consequently, the Company capitalizes certain external costs and internal labor-related costs associated with the development of its platforms and internal-use software products after the preliminary project stage is complete and until the software is ready for its intended use. Costs incurred in the preliminary stages of development, after the software is ready for its intended use and for maintenance of internal-use software are expensed as incurred. Upgrades and enhancements are capitalized to the extent they will result in added functionality. Capitalized software costs are included in property and equipment, net within the Consolidated Balance Sheets and are amortized over the remaining useful life of four years.
In accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, the software development costs incurred in the research and development of software products or the software component of products to be sold, leased, or marketed to external users are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon the completion of a working model. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Software development costs, when material, are stated at the lower of unamortized cost or net realizable value. Net realizable value for each software product is assessed based on anticipated profitability applicable to revenues of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for using the straight-line method over the estimated life of the respective product. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented in this report.

Impairment of Long-Lived Assets — The Company periodically evaluates the need to recognize impairment losses relating to long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. Long-lived assets are evaluated for recoverability whenever events or circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows, on an undiscounted basis, expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company would write the asset down to fair value and record an impairment charge accordingly. As of December 31, 2021 and 2020, respectively, there were no such events or circumstances that indicate a need for such evaluation.
Deferred Contract Costs — The Company defers contract costs when there is a known current obligation that is not yet prepaid. In these instances, the Company records deferred contract costs to recognize the asset in its Consolidated Balance Sheets to offset the Company's related liability. Deferred contract costs as of December 31, 2021 relate to the asset associated with the Company's contract with Palantir as described in Note 9 as well as insurance premiums related to becoming a public company. The related liability was recorded to accounts payable for the remaining commitment as of December 31, 2021.
Forward Purchase Receivable and Forward Purchase Option Derivative — The Company recorded a Forward Purchase Receivable on its Consolidated Balance Sheets of $65,062,414 to account for the Prepayment Amount of the Forward Purchase Agreement, as discussed above within the discussion of the Business Combination. The Prepayment Amount will be held in a deposit account until the Valuation Date (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions). On the Valuation Date, the Company will receive a pro rata portion of the then remaining Prepayment Amount. As of December 31, 2021, there was $60,050,189 remaining as ACM sold 501,109 shares after Closing. Also in connection with the Forward Purchase Agreement, the Company recognized a liability for a freestanding derivative, referred to herein as the “forward purchase option derivative,” on its Consolidated Balance Sheets. Refer to the Business Combination discussion above and Note 11 for further detail.
Intangible Assets and Goodwill — As part of the acquisition of MaxDelivery, LLC, as discussed in Note 10, the Company recorded intangible assets and goodwill on its Consolidated Balance Sheets. The intangible assets acquired relate to MaxDelivery's customer relationships, trademarks, and internally developed technology which were valued via (i) the multi-period excess-earnings method (ii) relief-from-royalty method and (iii) cost replacement method, respectively, all of which are under the income approach in accordance with ASC 805, Business Combinations. Also in accordance with ASC 805 the Company allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Any excess of the purchase price over the fair values of assets acquired, including intangibles and liabilities assumed, was recognized as goodwill. As the Company views MaxDelivery as part of its Retail segment, the goodwill recorded is included within its Retail business unit. The Company's goodwill will be subject to annual impairment testing.
Debt — The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the Company's long-term debt, including its PIPE Convertible Notes and New Term Loan (as defined in Note 5 and Note 6, respectively), are recorded as a direct deduction from the carrying amount of the debt. Debt issuance costs were $10,534,127 and $669,677 for the PIPE Convertible Notes and New Term Loan, respectively, for the year ended December 31, 2021. Debt issuance costs prior to the year ended December 31, 2021 were historically immaterial. Interest expense was $2,140,915, $445,846, and $301,155 for the years ended December 31, 2021, 2020, and 2019, respectively.
Equity — Prior to the closing of the Business Combination, the Company’s equity structure consisted of common stock, Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock, and Series E preferred stock. The Company analyzed the relevant provisions of ASC 480, Distinguishing Liabilities from Equity, and determined the preferred shares should be recognized as temporary equity. Refer to Note 12 for further detail on historical recognition.
Immediately prior to Closing, all series of Old Boxed preferred stock were converted into Old Boxed common stock based on the applicable conversion rate for each security and then upon Closing converted into the right to receive approximately 0.9498 shares of New Boxed common stock. As of December 31, 2021, the Company no longer has temporary equity on its Consolidated Balance Sheets.

Equity Issuance Costs
Costs incurred in connection with the issuance of the Company’s series preferred stock have historically been recorded as a direct reduction against preferred stock within the Consolidated Balance Sheets.
Additionally, certain transaction costs incurred in connection with the merger that are direct and incremental to the Business Combination, as discussed below, have been recorded as a component of additional paid in capital within the Consolidated Balance Sheets.
Employee Benefit Plan — The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the years ended December 31, 2021, 2020, and 2019.
Stock-Based Compensation — The Company measures and records the expense related to stock-based awards based upon the fair value at the date of grant.
Employee stock-based compensation awards are recorded in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees to be recognized as expenses in the consolidated Statements of Operations based on their grant date fair values. The Company has granted stock options, restricted stock units, and restricted stock awards. Restricted stock units and awards are determined based on the fair market value of the common stock on the date of the grant.
The use of the Black-Scholes Merton model requires management to make the following assumptions:
Expected Volatility — The Company estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.
Expected Term — Derived from the life of the options granted under the option plan and is based on the simplified method which is essentially the weighted average of the vesting period and contractual term.
Risk-Free Interest Rate — The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term that is equal to the options’ expected term at the grant date.
Dividend Yield — The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
Prior to becoming a public company, the Company estimated the fair value of common stock. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered included, but was not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.
Since the Company's common shares began trading on the New York Stock Exchange, the Company utilizes the closing share trade price of the Company's shares as the fair value of the Company's common stock.
Net Loss Per Share — Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the convertible preferred stock, common stock warrants, preferred stock warrants, PIPE Convertible Notes, and restricted stock units and common stock options outstanding are considered to be potentially dilutive securities for all periods presented, and as a result, diluted net loss per common share is the same as basic net loss per share for those periods.

Historically, basic and diluted net loss per share attributable to common stockholders was presented in conformity with the two-class method required for participating securities as the convertible preferred stock was considered to be participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in undistributed earnings as if all income (loss) for the period had been distributed. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. Accordingly, the Company’s net loss was attributed entirely to common stockholders. As all of the Company's convertible preferred stock converted to common stock immediately prior to the Closing, the Company is no longer required to present its net loss per share in conformity with the two-class method as it no longer has participating securities.
Income Taxes — In accordance with ASC 740, Income Taxes, the Company applies the guidance accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the combined balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination be taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is more likely than not to be realized.
Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted ASU No. 2014-09 and its related amendments (collectively, known as ASC 606, Revenue from Contracts with Customers) effective January 1, 2019, using the modified retrospective approach to all contracts not completed at the date of initial application. Adoption of ASC 606 did not have an impact on the timing of revenue recognition in the Company’s Consolidated Financial Statements. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year. Refer to Note 7 for details about the Company's revenue streams and respective revenue recognition policies, including remaining performance obligations.
Other Income (Expense), Net — Other income (expense), net, consists primarily of gains (losses) resulting from fair value valuations and adjustments of warrants and derivatives, including the liability-classified warrants, Sponsor Earnout Shares, forward purchase option derivative, contingent consideration related to the MaxDelivery acquisition, and the prior year convertible note embedded derivative.
Customer Incentives — The Company offers its customers various sales incentives including sales discounts, loyalty rewards, and free items with purchases. The Company records a reduction of net revenue at the time the discount is taken and at the time loyalty rewards are earned. Historically loyalty rewards have been immaterial to the Company.
Vendor Rebates — The Company has agreements with its suppliers to receive funds for promotions, volume rebates, and marketing. Amounts earned and due from suppliers under these agreements are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. Vendor rebates received by the Company reduce the carrying cost of inventory and are recognized in cost of sales in the Consolidated Statements of Operations when the related inventory is sold.
Delivery Costs — Outbound shipping and handling costs incurred to deliver merchandise to customers amounted to $26,128,045, $25,275,183, and $26,360,878 for the years ended December 31, 2021, 2020, and 2019, respectively and are included in cost of sales in the Consolidated Statements of Operations.
Cost of Sales — Cost of goods sold consists of the costs of merchandise, expenses for shipping to and from clients and inbound freight, inventory write-offs and changes in the Company’s inventory reserve, payment processing fees, and packaging materials costs, offset by vendor funded promotions and various vendor allowances.

Selling, General and Administrative Expense — Selling, general and administrative expenses consist primarily of salaries and benefits for warehouse employees as well as all regional and home office employees, including buying personnel. Selling, general and administrative expenses also include substantially all building and equipment depreciation, research and development expense, bank service charges, utilities, as well as other operating costs incurred to support e-commerce website operations.

In accordance with ASC 730-10-25, Research and Development, research and development costs are charged to expense as and when incurred in the development of software products to be sold, leased, or marketed to external parties. Research and development expenses incurred were $2,018,564, $2,485,573, and $2,856,051 for the years ended 2021, 2020, and 2019, respectively.
Advertising Expense — The Company expenses advertising as incurred. For the years ended December 31, 2021, 2020 and 2019, the Company expensed $21,959,556, $4,912,269, and $20,703,071, respectively for advertising and marketing activities and such amounts are included in advertising expense in the Consolidated Statements of Operations. Included in prepaid expenses and other current assets in the Consolidated Balance Sheets as of December 31, 2021, 2020, and 2019 are prepayments for future advertising expenses of approximately $78,041, $9,192, and $500,184, respectively.
Transaction Costs — The Company applied the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. The Company incurred $4,829,360 for the year ended December 31, 2021 in advisory, legal, accounting and management fees in conjunction with the Business Combination detailed above, which are included in selling, general and administrative expense in the Consolidated Statements of Operations. Direct and specific incremental transaction costs related to the Business Combination that would not otherwise have been incurred had the transaction not consummated were allocated across the PIPE Equity, PIPE Convertible Notes, and the derivative instruments associated with the transaction. Of the incremental transaction costs of $21,215,856 incurred by Old Boxed, (i) a total of $6,212,454 was treated as a reduction to cash proceeds and deducted from the Company's additional paid-in capital upon consummation of the Business Combination, including $3,917,093 in costs that were previously deferred (ii) $10,534,127 was allocated to the PIPE Convertible Notes and was treated as debt issuance costs and (iii) $4,469,276 was allocated to the derivative instruments and was recorded within other income (expense), net in the Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements — In June 2018, the FASB issued Accounting Standards Update ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for stock-based payments granted to nonemployees for goods and services. This guidance will better align the treatment of stock-based payments to nonemployees with the requirements for such stock-based payments granted to employees. The new standard is effective for fiscal years beginning after December 15, 2019 for private companies, including interim periods within such fiscal year. The company has adopted this standard effective January 1, 2020 in the preparation of its Consolidated Financial Statements. The impact of adopting this pronouncement was not material.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the existing disclosure requirements for fair value measurements in Topic 820. The new disclosure requirements include disclosure related to changes in unrealized gains or losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the explicit requirement to disclose the range and weighted-average of significant unobservable inputs used for Level 3 fair value measurements. The other provisions of ASU 2018-13 include eliminated and modified disclosure requirements. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. For all entities, this guidance is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The guidance was adopted effective January 1, 2020 and did not have a material impact on the Consolidated Financial Statements and disclosures.

In August 2020, the FASB issued ASU 2020-06 — Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The Company early adopted this standard in the first quarter of 2021, effective as of January 1, 2021, on a modified retrospective basis. The effect of this standard was not material to the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other-Internal-Use Software (Subtopic 35-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that does not include a license to internal-use software (a cloud computing arrangement) with one that does. The new standard is effective for fiscal years beginning after December 15, 2020 for private companies, and interim periods within fiscal years beginning after December 15, 2021. The guidance was adopted effective December 31, 2021 and did not have a material impact on the Consolidated Financial Statements and disclosures.
Recently Announced Accounting Pronouncements — As an emerging growth company (“EGC”), the Jumpstart Our Business Startup Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB’s ASC. Management considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the financial position or results of operations of the Company.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current “incurred loss” model with an “expected loss” model.
Under the “incurred loss” model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been “incurred”). Under the “expected loss” model, an entity will recognize a loss (or allowance) upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The “incurred loss” model considers past events and current conditions, while the “expected loss” model includes expectations for the future which have yet to occur. ASU 2016-13 is effective for private companies beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of the new standard on the Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASC 740”). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which requires a lessee to recognize in its balance sheet an asset and liability for most leases with a term greater than 12 months. Lessees should recognize a liability to make lease payments and a right-of-use asset representing the lessee’s right to use the underlying asset for the lease term. On June 3, 2020, the FASB deferred the effective date of ASC 842 for private companies to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this standard will have on its Consolidated Financial Statements but believes that there will be right of use assets and lease liabilities recognized on the Company’s Consolidated Balance Sheets and an immaterial impact on the Company’s Consolidated Statement of Operations.

2.    PROPERTY AND EQUIPMENT
Property and equipment — net consists of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Leasehold improvements	$8,715,489	$8,147,638
Warehouse equipment	3,056,072	2,192,471
Computers and small tools	1,337,493	1,061,177
Furniture and fixtures	85,480	95,064
Software development	14,090,389	13,608,520
Work in progress	7,066	359,992
	27,291,989	25,464,862
Less: Accumulated depreciation and amortization	(20,272,651)	(15,053,466)
Property and equipment, net	$7,019,338	$10,411,396
Work in progress includes capitalized costs for on-going software development projects. The Company recorded depreciation and amortization expense of $4,496,519, $4,785,778, and $4,377,731 for the years ended December 31, 2021, 2020, and 2019, respectively, of which, $1,678,704, $2,081,625, and $1,983,936 related to software development costs, respectively.
3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
As of December 31, 2021 and 2020, the major components of prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
Prepaid services	1,918,299	—
Vendor funds receivable	1,057,718	866,276
Other prepaid expenses	1,281,799	765,677
Other receivables	657,489	499,942
Total	$4,915,305	$2,131,895
4.    OTHER CURRENT LIABILITIES
As of December 31, 2021 and 2020, the major components of other current liabilities consisted of the following:

	December 31,
	2021	2020
Credit card payable	$13,738,270	$10,473,079
Accrued sales tax payable	1,707,557	1,845,831
Deferred rent – short term	450,776	622,940
Credits liability	640,994	633,287
Obligation for equity consideration (1)	3,000,000	—
Other accrued liabilities	2,361,545	1,382,927
Total	$21,899,142	$14,958,064
(1) For further detail on the obligation for equity consideration, refer to Note 10.

5.    CONVERTIBLE NOTES
PIPE Convertible Notes
Concurrently with the execution of the Business Combination and for the purposes of raising the cash portion of the consideration for the Business Combination, Seven Oaks entered into Subscription Agreements with the PIPE Investors. Pursuant to these agreements, upon the Closing on December 8, 2021, the Company issued an aggregate of $87,500,000 in principal amount of PIPE Convertible Notes. The PIPE Convertible Notes will bear interest at a rate of 7.00% per annum payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2022. The PIPE Convertible Notes will mature on December 15, 2026, unless earlier repurchased by the Company or converted at the option of the holders. Upon conversion, the Company will settle conversions of PIPE Convertible Notes through payment or delivery, as the case may be, of cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election.
The initial conversion rate for the PIPE Convertible Notes is 83.333 shares of common stock per $1,000 principal amount of the PIPE Convertible Notes (which represents an initial conversion of approximately $12.00 per share). The conversion rate for the PIPE Convertible Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, if a make-whole fundamental change (as defined in the indenture governing the PIPE Convertible Notes) or a redemption with respect to the PIPE Convertible Notes occurs prior to the maturity date, under certain circumstances as specified in the relevant indenture, the Company will increase the conversion rate for the PIPE Convertible Notes by a number of additional shares of the Company's common stock for a holder that elects to convert its notes in connection with such make-whole fundamental change or redemption.
The Company is required to repurchase the PIPE Convertible Notes upon a fundamental change (as defined in the indenture governing the PIPE Convertible Notes) at a fundamental repurchase price equal to 101% of the principal amount plus any accrued and unpaid interest. On or after December 20, 2024, respectively, the Company may redeem for cash all or any portion of the PIPE Convertible Notes, at the Company's option if the last reported sale price of the Company's common stock has been at least 130% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading-day period.
To the extent that the Company is unable to pay cash interest on the PIPE Convertible Notes on each interest payment date because of restrictions in the Company's new term loan agreement (as discussed in Note 6), or at the election of the Company to defer interest payments, an amount equal to the unpaid interest then due will be added to the principal amount, without any action by the Company or the lender of the new term loan. The interest that is capitalized with, or added to, the principal amount is known as “PIK Interest.” As of December 31, 2021, the Company accrued for $391,319 of interest using the stated interest rate. Prior to each interest period, the Company will determine whether to pay cash interest or defer to PIK Interest.
As discussed in Note 1, $10,534,127 of the transaction costs incurred as part of the Business Combination were allocated to the PIPE Convertible Notes and treated as debt issuance costs. As of December 31, 2021, the remaining period over which the debt issuance costs will be amortized was 4.95 years.
The indenture related to the Subscription Agreements includes customary affirmative and negative covenants including, among other things, compliance with applicable law, payment terms, events of default, and the terms surrounding the ability to repurchase the PIPE Convertible Notes.

Convertible Promissory Notes
On May 15, 2020, May 26, 2020 and May 29, 2020, the Company issued Subordinated Convertible Promissory Notes (each, a “Note”) in an aggregate principal amount of $8,215,000 pursuant to the Note Purchase Agreement, dated May 15, 2020, by and among the Company and the noteholders. The maturity date of the Notes is the earlier of (a) two years from the Note issuance; (b) upon acceleration due to an event of default; and (c) upon conversion of the Notes in connection with the Company raising equity proceeds of $25,000,000 or more inclusive of the principal amount of the Notes. The Notes accrue 0.25% simple interest per annum (the short-term AFR fixed on the respective Note issuance date). The Notes converted into Series E-2 preferred stock as a result of the Series E raise in June 2020.
In accordance with ASC 815-15-25 the conversion feature of the Promissory Note was considered an embedded derivative instrument that required bifurcation and separate accounting. The feature was recorded at its fair value at issuance date and separated from the underlying note value. The Promissory Note was converted in the same quarter as issuance. Upon conversion, the Company performed a final valuation of the embedded derivative’s fair value which resulted in a loss of $4,323,770 which was recorded in other income (expense), net. The fair market value of the derivative was calculated using a discounted cash flow model, which utilized the original implied discount rate and an adjustment for a change in the market spread. Additionally, the Promissory Note and bifurcated derivative were removed at the carrying amounts, with the difference in the then-current fair value of the shares issued of $102,972 being recorded as a loss on extinguishment within other income (expense), net. There was no impact on the Consolidated Balance Sheets as the issuance and conversion of the note occurred within the same quarter of 2020.

Immediately prior to the consummation of the Business Combination, all of the Old Boxed preferred stock, including the Series E-2 preferred stock discussed above, converted into shares of Old Boxed common stock. Then upon Closing, each share of Old Boxed common stock converted into the right to receive approximately 0.9498 shares of New Boxed common stock.
6.    DEBT
In June 2020, the Company amended and extended the loan and security agreement (the “Credit Agreement”), originally dated previously amended in December 2017, January 2018, and March 2020. The June 2020 amendment, which was the Seventh Amendment to the Credit Agreement, granted the Company a term loan in the principal amount of $7,500,000 with a maturity date of December 22, 2022, of which $5,132,500 was immediately drawn. In July 2020, the Company drew down on the remaining $2,367,500 of principal in this most recent amendment, increasing the Company’s total borrowings to $7,500,000. The Seventh Amendment also reduced the available letters of credit from $11,000,000 to $4,000,000. As of December 31, 2020, the Company had issued $2,571,667 letters of credit, out of the $4,000,000 available.
The Credit Agreement provided the bank a first perfected security interest in all of the Company’s assets with a negative pledge on intellectual property. As of December 31, 2020 and 2019, outstanding amounts drawn on the Credit Agreements accrued interest at a floating per annum rate equal to three and one-quarter of one percentage points (3.25%) above the Prime Rate for 2020 and 2019, respectively.
In connection with the Credit Agreement and associated amendments, the Company had issued warrants to purchase (i) 15,107 shares of common stock at a price of $0.95 per share on June 24, 2015 (ii) 10,000 shares of common stock at a price of $2.33 per share on December 22, 2016, and (iii) 12,500 shares of common stock at a price of $3.04 per share on May 22, 2018. Refer to Note 12 for a discussion around the cashless exercise of these warrants upon consummation of the Business Combination.

On August 4, 2021, the Company entered into a new term loan agreement (the “New Term Loan”). The New Term Loan will provide the Company with $45,000,000 at a floating per annum rate of LIBOR plus 8.5%, with a maturity date of August 4, 2025. Should LIBOR no longer be published, the agreement provides for an alternative benchmark rate (which may include Term SOFR). The agreement provides the lender with a first priority security interest in all of the Company’s assets and contains a certain number of financial covenants, which requires us to (i) maintain minimum unrestricted cash balance of $15,000,000, (ii) maintain minimum net Retail revenue based upon agreed quarterly targets; and (iii) maintain a Retail gross margin percentage of at least 8%. These net Retail revenue and Retail gross margin targets are tested quarterly on a trailing twelve-month basis. The agreement also includes other affirmative and negative covenants, which, among other things, restricts the Company’s ability to pay dividends or make any distributions, incur indebtedness, incur liens, and sell substantially all of its assets. The agreement also subjects the Company to certain reporting covenants. The Company is required to provide monthly, quarterly and annual financial statements, operating budget and metrics, and other financial information as requested. Also in connection with the New Term Loan, the Company issued 126,993 warrants to purchase price stock at an exercise price of $7.0871, which expire on August 4, 2031. A portion of the proceeds from the New Term Loan was first allocated to the warrants in an amount equal to the fair value of the warrants on the date of issuance and the remainder of the proceeds were allocated to debt. These warrants were cashless exercised immediately prior to the closing of the Business Combination and as a result, there were no warrants outstanding associated with the New Term Loan as of December 31, 2021. Refer to Note 11 for further details regarding the Company’s warrants.
Further, on August 4, 2021, the Company repaid the outstanding principal balance of the Seventh Amendment of its Credit Agreement of $5,000,000 and recognized a loss on extinguishment of debt in the amount of $202,723. In connection with the loan repayment, the Company’s letter of credit was modified and the Company is now required to maintain cash collateral for the outstanding letters of credit. As a result, the cash collateral related to the outstanding letters of credit are segregated in restricted cash accounts as of the third quarter of 2021.
As of December 31, 2021, the Company had approximately $2,767,471 of letters of credit issued, of which none were drawn.
Amounts outstanding under long-term term debt, including the PIPE Convertible Notes (discussed in Note 5), consisted of the following as of December 31, 2021 and 2020. The estimated fair value of long-term debt is approximated at its carrying value as of these reporting dates.

	December 31,
	2021	2020
New Term loan, matures August 2025	$43,286,747	$—
7th Amendment term loan, matures December 2022	—	7,500,000
PIPE Convertible Notes[1]	77,047,475	—
Total debt	$120,334,222	$7,500,000
Less: current portion	—	(3,750,000)
Long-term term loan	$120,334,222	$3,750,000
Aggregate maturities of debt as of December 31, 2021 are as follows:

2022	$—
2023	—
2024	—
2025	43,286,747
2026	77,047,475
Total	$120,334,222
1As discussed in Note 5, the PIPE Convertible Notes will mature in 2026, unless earlier repurchased by the Company or converted at the option of the holders.

7.    REVENUE RECOGNITION
As discussed in Note 1, the Company adopted ASC 606 as of January 1, 2019, using a modified retrospective approach. The Company elects to apply the practical expedient to forego the disclosure of revenue related to performance obligations that are part of a contract whose original expected duration is less than one year. This practical expedient applies to all revenue streams except revenue generated from the Company's software license revenue, as the term of software is greater than one year. The related remaining performance obligations for software license revenue are discussed below.
(a)Retail Revenue — The Company’s Retail revenue is generated from the following revenue streams:
Merchandise Sales — The Company offers merchandise in the following core merchandise categories: grocery, snacks, beverages, and household and cleaning products. Revenue generated through the Company’s e-commerce platform is recognized when control of the goods ordered are transferred to the customer, which generally occurs upon delivery to the customer. Deferred revenue consists of payments received from customers for goods not yet shipped by the end of the period. As the shipments in-transit represent unsatisfied performance obligations, the revenue is deferred until delivery to the customer is complete.
Subscription Sales — The Company charges a membership fee to customers who sign up for the Company’s Boxed Up program. That fee allows customers to earn cash back on every purchase, access to exclusive discounts, and free shipping over a minimum order amount. The duration of the membership is generally 12 months. Because the Company has the obligation to provide access to its website for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $751,989, $728,207, and $308,406 on December 31, 2021, 2020, and 2019, respectively.
Outbound delivery fees — Outbound delivery fees are included in customer billing and are recorded as revenue as control of the product is transferred to customers upon delivery. Delivery charges to customers were $1,452,400, $3,735,551, and $1,798,394 for the years ended December 31, 2021, 2020, and 2019, respectively. Outbound delivery fees are included in net revenue in the Consolidated Statement of Operations.
Marketing fees — The Company provides a mix of marketing services to merchants. The Company provides merchants access to its e-commerce platform where merchants display and sell their products to users. The Company also provides advertising services to help merchants promote their products within the Company’s platform. The Company recognizes revenue when a user’s order is processed, and the related order information has been made available to the merchant. Revenue from marketing fees charged to vendors and partners was $1,518,533, $1,486,848, and $1,393,871 for the years ended December 31, 2021, 2020, and 2019, respectively. Marketing fees are included in net revenue in the Consolidated Statement of Operations.
Returns and Refunds — The Company’s contracts with customers are generally sold with a right of return. Historically the returns have been immaterial and recognized in the period which the products are returned.
Tax Collected — In the ordinary course of business, we collect sales tax on items purchased by our customers that are taxable in the jurisdictions when the purchases take place. These taxes are then remitted to the appropriate taxing authority. We exclude these taxes collected from net revenue in our financial statements.

(b)Software & Services Revenue — The Company's Software & Services revenue is generated from its software licensing agreements.
Software License Revenue — The Company generates revenue through software license agreements, which allow the customers the Company engages with to take possession of the software for usage of the Company’s IP, and host that software in an on-premise, or cloud-based infrastructure environment, at the customer’s election. A software license contract with multiple performance obligations typically includes the following elements: implementation services, software license, training services, and maintenance and support services. The total transaction price of a software license contract includes a fixed fee and may include forms of variable consideration, such as platform usage fees. Revenue is recognized as the performance obligations are satisfied. Specifically, implementation revenue is recognized over time utilizing the input method, based on a cost-to-cost analysis; software license revenue is recognized at the point in time at the go-live date of the software and upon settlement of variable fees, accounted using the sales-based royalty exception; training revenue is recognized when the training is delivered to the customer without regard to a detailed evaluation of the point in time criteria due to the short-term nature of the training services (completed within the same quarterly reporting period); and maintenance and support revenue is recognized over time on a straight-line basis over the contract period. For contracts with multiple performance obligations, we allocate the contract price to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices using a cost plus a margin approach. The total transaction price for the Company’s current contract related to software license revenue includes fixed and variable consideration.
For software license, revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $1,667,755 and $1,103,226 as of December 31, 2021 for implementation fees and maintenance fees for the remainder of the initial contract term of five years, respectively. Based on the terms of the contract and initial go-live date in the third quarter of 2021, the Company recognized $10,500,000 in floor license fees during the third quarter of 2021. The Company expects to recognize approximately $1,667,755 and $240,000 in implementation and maintenance fees, respectively, over the next 12 months.
(c)Contract Assets and Liabilities
The difference in the opening and closing balances of the Company's contract assets (unbilled receivables) and contract liabilities (deferred revenue) results from the timing differences between the Company's performance and the customer's payment. The Company fulfills its obligations under contracts with customers by transferring goods and services in exchange for consideration from the customer. The Company recognizes a contract asset when it transfers products or services to a customer for which the billings occur in a future period. As of December 31, 2021, the Company recognized contract assets (unbilled receivables) related to its software licensing agreement under its Software & Services segment. The Company recognizes a contract liability when consideration is received from customers in advance of revenue recognition as described within the revenue streams above.

	December 31,
	2021	2020
Contract assets (unbilled receivables)	$8,890,888	$—
Contract liabilities (deferred revenue)	$2,020,351	$2,435,909

The unbilled receivables and deferred revenue for the Company’s Software & Services segment are presented net at the contract level. The remaining deferred revenue that is presented separately on the Company’s Consolidated Balance Sheets as of December 31, 2021 is related to the Company’s Retail segment.

The increase in unbilled receivables as of December 31, 2021 is driven by the Company’s first software licensing agreement, signed in the first quarter of 2021. The unbilled receivables balance is attributable to the satisfaction of certain performance obligations for which billings were not yet invoiced as of December 31, 2021, partially offset by an increase in new billings for other certain performance obligations that were not yet satisfied.

(d)Revenue Disaggregation
The Company had total revenue of $177,266,677, $187,173,834, and $173,992,897 for the years ended December 31, 2021, 2020, and 2019, respectively. The Company manages and reports operating results through two reportable segments defined by our products and services: Retail and Software & Services. The Company’s Retail operations represent the majority of its consolidated total revenues.
The following table summarizes the Company’s percentage of net Retail revenue disaggregated by sales channel:

	Years Ended December 31,
	2021	2020	2019
Direct Sales(1)	$139,647,865	$176,836,569	$143,749,787
Channel Sales(2)	$17,341,244	$10,337,265	$30,243,110
Software & Services(3)	$20,277,568	$—	$—

(1)Direct Sales includes retail direct to consumer sales on the Company’s e-commerce platform.
(2)Channel Sales includes retail sales on other third-party platforms.
(3)Software & Services includes revenue generated from software licensing agreements.
8.    INCOME TAXES
Income Taxes — For financial reporting purposes, loss before income taxes, includes the following components:

	December 31,
	2021	2020	2019
Domestic	$(69,222,605)	$(34,436,576)	$(65,402,000)
Foreign	—	—	—
Loss before income taxes	$(69,222,605)	$(34,436,576)	$(65,402,000)
Total income taxes allocated to operations for the years ended December 31, 2021, 2020, and 2019 were as follows:

2021	Current	Deferred	Total
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total	$—	$—	$—

2020	Current	Deferred	Total
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total	$—	$—	$—

2019	Current	Deferred	Total
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total	$—	$—	$—

Tax Rate Reconciliation — A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020	2019
Federal statutory rate	21.00%	21.00%	21.00%
Permanent items	(4.74)	(2.74)	(0.02)
State taxes (net of federal benefit)	0.07	0.00	0.00
Deferred rate change	0.00	—	(0.02)
Valuation allowance	(15.79)	(17.28)	(20.28)
Stock-based compensation	(0.54)	(0.98)	(0.68)
Total provision and effective tax rate	0.00%	0.00%	0.00%
The difference between income taxes at the U.S. federal statutory income tax rate of 21% and the amounts reported relate primarily to pre-tax losses for which no tax benefit has been provided as we could not conclude that such amounts would be realized in the future.
On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law. The CARES Act makes changes to the U.S. tax code, including, but not limited to: (1) modifications to the business interest deduction limitation for tax years 2019 and 2020; (2) a technical correction of the recovery period of qualified improvement property from 39 to 15 years; (3) a repeal of the 80% taxable income limitation on the deduction of net operating losses (“NOLs”) for tax years beginning before January 1, 2021 as well as a five-year carryback period allowed for NOLs generated in tax years beginning after December 31, 2017 and before January 1, 2021; and (4) deferral of payment of the employer share of Social Security payroll taxes the Company would otherwise be responsible for paying in 2020. Fifty percent of the deferred payroll taxes are due on December 31, 2021, and the remaining amounts are due on December 31, 2022. Under ASC 740, the effects of new legislation would need to be recognized in the period of enactment. Therefore, the effects of the CARES Act would need to be accounted for in the year ended December 31, 2020. The Company elected to defer $834,430 of Social Security payroll taxes under the CARES Act and paid fifty percent of the amount deferred during the year ended December 31, 2021. The Company evaluated the other provisions of the CARES Act and determined there was no material impact for the year ended December 31, 2021.
On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021. The act includes the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the COVID-related Tax Relief Act of 2020, both of which extend many credits and other COVID-19 relief, among other extenders. The Consolidated Appropriations Act is retroactively applied to the original date of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Like the CARES Act, under ASC 740, the effects of new legislation would need to be recognized in the period of enactment. Therefore, the effects of the Consolidated Appropriations Act would need to be accounted for in the year ended December 31, 2020. The Company evaluated the provisions of the Consolidated Appropriations Act and determined that there was no material impact for the year ended December 31, 2020.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which aims to reduce complexity in accounting standards by improving certain areas of U.S. GAAP without compromising information provided to users of financial statements. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. It is effective for interim and annual periods beginning after December 15, 2020 for public companies, with early adoption permitted. There is no material impact to the Company.

Components of Deferred Taxes — The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below:

	December 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$23,161	$49,815
Accrued expenses	204,937	220,548
Inventory	101,093	116,354
Deferred rent	109,261	151,089
Lease liability	43,254	62,499
Warrants	—	463,701
Stock-based compensation	683,139	202,722
Charitable contributions	564,974	460,274
Net operating losses	82,617,414	71,553,413
Payroll tax deferral	101,126	202,385
Disallowed interest expense	853,857	216,444
Transaction costs	1,528,027	—
Total deferred tax assets	86,830,243	73,699,244
Less: valuation allowance	(85,757,888)	(72,057,082)
Net deferred tax assets	$1,072,355	$1,642,162
Deferred tax liabilities:
Intangible assets	$(649,050)	$(839,927)
Property and equipment	(423,305)	(802,235)
Total deferred tax liabilities	$(1,072,355)	$(1,642,162)
Net deferred tax assets/liabilities	$—	$—
Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Given the cumulative losses in recent years, a full valuation allowance has been established as of December 31, 2021 and 2020, and no deferred tax assets and related tax benefit have been recognized in the accompanying financial statements. The valuation allowance increased $13,700,805 and $6,796,688 from the full valuation allowances that were recorded as of December 31, 2020 and 2019, respectively.
As of December 31, 2021 and 2020, the Company had approximately $345,369,901 and $299,375,124 of federal net operating losses. Approximately $161,064,722 of the federal net operating losses will expire at various dates beginning in 2033 through 2040 if not utilized, while the remaining amount will have an indefinite life.
As of December 31, 2021 and 2020, the Company had approximately $184,664,686 and $158,533,956 of state net operating losses. Some state net operating losses may follow the Tax Cut and Jobs Act and are indefinite life while most are definite life with various expiration dates beginning in 2034 through 2040.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership changes that may have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Such annual limitation could result in the expiration of net operating losses and credits before their utilization.
Consistent with the provisions of ASC 740, Income Taxes, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The following table shows the changes in the gross amount of unrecognized tax benefits as of December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
Beginning balance	$1,348,904	$1,348,904	$1,372,064
Increases based on tax positions during the current period	—	—	301,847
(Decreases) based on tax positions during the current period	—	—	(325,007)
Ending balance	$1,348,904	$1,348,904	$1,348,904
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate would be $0 for the years ended December 31, 2021 and 2020.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of tax expense. The Company has not accrued any interest or penalties related to unrecognized tax benefits as of December 31, 2021 or 2020.
Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.
The Company files U.S. federal and state income tax returns with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses and tax credits.
9.    COMMITMENTS AND CONTINGENCIES
Operating Leases — The Company maintains its principal offices in New York City, New York and maintains fulfillment centers and office space in various locations throughout the United States. Future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year at December 31, 2021 were as follows:

Year	Lease Obligation
2022	$4,478,016
2023	2,919,511
2024	1,742,148
2025	1,768,962
2026	1,710,581
Thereafter	2,921,321
Total	$15,540,539
The Company expensed $3,323,677, $3,202,308, and $3,004,423 in rent related to leases in effect during the years ended December 31, 2021, 2020, and 2019, respectively, which is included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.
Sales or Other Similar Taxes — Based on the location of the Company’s current operations, sales tax is collected and remitted. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is reasonably possible. As of December 31, 2021 and 2020, the Company estimates that the potential liability is approximately $1,348,904. All years have been recorded as an accrued liability. Although it is reasonably possible that a change in this estimate will occur in the near term, the Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

Legal Proceedings — From time to time the Company may be involved in claims, legal actions and governmental proceedings that arise from its business operations. As of December 31, 2021 and 2020, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, that it believes would have a material adverse effect on its business, financial condition or results of operations.

On February 8, 2022, a putative stockholder of the Company filed a complaint in the Delaware Chancery Court alleging that he is entitled to attorney’s fees and expenses in connection with a demand he made on the Company regarding the ability of Seven Oaks Class A common stockholders to vote on certain charter amendments in connection with the Business Combination, which closed on December 8, 2021. The stockholder has not specified the amount of attorneys’ fees and expenses sought. The Company’s response to the complaint is due on March 23, 2022. Given the early stage of this matter and the uncertainty inherent in litigation and investigations, the Company does not believe it is possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.
Service Agreements — The Company is currently engaged in the below service agreements under which it has certain long-term commitments in exchange for the described services:
On June 13, 2021, the Company executed a Master Subscription Agreement with Palantir Technologies Inc. (“Palantir”) under which it will pay $20,000,000 over five years for access to Palantir's Foundry software platform and related services for advanced data management and analytics to be used for the Company's strategic initiatives. In exchange for this agreement, Palantir agreed to purchase, and the Company agreed to sell to Palantir, an aggregate of 2,000,000 shares of Seven Oaks Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $20,000,000, in connection with the PIPE Investment. On December 8, 2021, upon the Closing (as discussed in Note 1), $15,000,000 of the $20,000,000 was due to Palantir, pursuant to the terms of the Master Subscription Agreement, thirty days after Closing. As of December 31, 2021, $4,000,000 was prepaid to Palantir, with the remainder paid in January of 2022. Also upon the Closing, each share of Seven Oaks Class A common stock was reclassified into one share of New Boxed common stock.
The Company received access to Palantir's Foundry software platform on June 25, 2021; however; no software expense was recognized until after the consummation of the Business Combination as the Company could cancel the agreement if the Business Combination was not consummated.
On December 1, 2021, the Company entered into an addendum to a prior service agreement with Google LLC for access to the Google Cloud Platform. The addendum includes three commitment periods, with the first commitment period beginning on the implementation date and lasting 12 months and the next two commitment periods beginning at the end of the preceding period and lasting 12 months each. The minimum commitments for the first, second, and third commitment periods are $2,000,000, $4,500,000, and $8,500,000, respectively. Any fees the Company incurs in a single commitment period (other than the final commitment period) that in total exceed the minimum commitment for such period will apply towards the Company's minimum commitment for the following commitment period. The implementation date was December 31, 2021. As of December 31, 2021, the total remaining commitment was $15,000,000, with a minimum of $2,000,000 due within the next 12 months.
10.    ACQUISITIONS
On December 9, 2021, the Company completed an acquisition of substantially all of the assets and operations of MaxDelivery, LLC (“MaxDelivery”), an on-demand grocery delivery business in New York City. Consideration for the MaxDelivery acquisition consisted of $4,000,000 in cash consideration, $3,000,000 in equity consideration, and future potential earnout, or contingent consideration, as listed in the table below. Operating results for this acquisition have been included in the Company's Consolidated Statements of Operations from the date of acquisition and are reflected within the Retail segment.
The acquisition was accounted for as a business combination under the acquisition method in accordance with guidance found in ASC 805, Business Combinations. The fair value of the consideration paid for this acquisition has been allocated to the assets acquired and liabilities assumed as of the acquisition date, with any excess recorded to goodwill. The goodwill recorded as part of the acquisition primarily reflects the value of the potential to expand the Company's presence in micro dark-store fulfillment and rapid on-demand delivery as well as the assembled workforce. Goodwill is expected to be deductible for tax purposes and is included in our Retail segment.

The Company recorded a contingent consideration liability of $1,711,000 as of the acquisition date, representing the estimated fair value of the contingent payable to former shareholders. The fair value of the contingent consideration was determined using a Monte-Carlo Simulation (Level 3) pricing model. The value of the contingent consideration is included within earnout liability in the Company's Consolidated Balance Sheets.
We are currently completing fair value assessments with the assistance of third-party valuation specialists and thus the Company's estimates and assumptions for the allocation of the purchase price to the assets acquired and liabilities assumed are subject to change during the measurement period (up to one year from the acquisition date).
Preliminary allocations of the purchase price to acquired assets, including goodwill and intangible assets, are presented in the table below:

Allocation as of December 31, 2021
Cash consideration	$4,000,000
Equity consideration	3,000,000
Contingent consideration	1,711,000
Total purchase price consideration	$8,711,000
Assets and liabilities assumed:
Accounts receivable	$78,980
Other current assets	186,162
Fixed assets	385,243
Intangible assets (1)	1,350,000
Goodwill	7,443,569
Total acquired assets	9,443,954
Accounts payable	(585,702)
Other current liabilities	(147,252)
Total allocation of purchase price consideration	$8,711,000
(1) The fair value of the identifiable intangible assets includes $800,000 for customer relationships and $550,000 for trademarks and technology. The fair values of these intangible assets acquired were determined using various valuation methods under income approach, including the (i) multiple-period excess earnings method (ii) relief-from-royalty method and (iii) cost replacement method, respectively.
The Company recognized transaction costs related to the acquisition of $92,322 for the year ended December 31, 2021. These costs were associated with legal and professional services related to the acquisition and are recognized within selling, general, and administrative expense in the Company's Consolidated Statement of Operations.
The following unaudited pro forma financial information presents the combined result of operations as if the acquisition of MaxDelivery had occurred on January 1, 2020. These unaudited pro forma results do not necessarily reflect the actual results of operations that would have been achieved had the acquisition occurred on that date, nor are they necessarily indicative of future results of operations.

	December 31,
	2021	2020
Pro forma net revenue	$189,283,099	$202,341,157
Pro forma net loss	$(69,103,687)	$(34,429,058)

There were no material nonrecurring items directly attributable to the acquisition requiring adjustment to the unaudited pro forma amounts above.

11.    FORWARD PURCHASE AGREEMENT
As discussed in Note 1, prior to the Closing, on November 28, 2021, Seven Oaks entered into a Forward Purchase Agreement with ACM for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, ACM purchased approximately 6,504,768 shares of Seven Oaks' Class A common stock in exchange for the Prepayment Amount of $65,062,414, which was paid out of the funds received by the Company from Seven Oaks' trust account and will be held in a deposit account for the benefit of ACM until the Valuation Date. There are a few scenarios in which the Forward Purchase Agreement can be settled either before or on the Valuation Date:

(i)At any time prior to the Valuation Date, ACM may elect an optional early termination to sell some or all of the Forward Purchase shares in the open market. If ACM sells any shares prior to the Valuation Date, a pro-rata portion of the Prepayment Amount will be released from the deposit account and paid to the Company. ACM shall retain any proceeds from the sale of such shares in excess of such pro-rata portion paid to the Company. For example, if ACM chooses to exercise its right to an optional early termination and sells the common stock for $7.00 per share, it will be required to return $10.00 per share, plus accrued interest, back to the Company in cash from the deposit account. Similarly, if ACM sells its shares at $12.00 per share, it will be required to return $10.00 per share, plus accrued interest, back to the Company.

(ii)On the Valuation Date, if any shares subject to the Forward Purchase Agreement remain unsold and there is a remaining balance in the deposit account corresponding to the unsold shares, the settlement amount of the remaining funds in the deposit account will be allocated based on the difference between ACM's purchase price of $10.00 and the trading price of the shares over a specified valuation period, the length of which is based on the daily trading volume of the shares. Assuming the shares are trading above $10.00, the Company will receive the entire remaining Prepayment Amount held in the deposit account, less any applicable fees. To the extent there is any shortfall between ACM's purchase price of approximately $10.00 (adjusted for accrued interest) and the trading price, there will be a proportionate reduction in the cash from the deposit account that the Company will receive.

(iii)If the volume weighted average share price (“VWAP”) of the shares falls below $5.00 per share for 20 out of any 30 consecutive trading days (a “VWAP Trigger Event”), then ACM may elect to accelerate the Valuation Date to the date of such VWAP Trigger Event. If ACM elects to accelerate the Valuation Date, the settlement amount returned to the Company would be approximately equal to the VWAP of the shares on such date of the Trigger Event, net of $0.20 per share in fees.
As of December 31, 2021, ACM has sold 501,109 shares, for which the Company received gross proceeds of $5,012,225. Depending on the manner in which the Forward Purchase Transaction is settled, the Company may never have access to all of the remaining Prepayment Amount.
In accordance with ASC 815, Derivatives and Hedging, the Company has determined that the forward option within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a derivative. This derivative, referred to throughout as the "forward purchase option derivative" is recorded as a liability on the Company's Consolidated Balance Sheets. The Company has performed fair value measurements for this derivative as of Closing and as of December 31, 2021, which is described in Note 15. The Company will remeasure the fair value of the forward purchase option derivative each reporting period.
12.    WARRANTS
Common Stock Warrants — In connection with the Credit Agreement and subsequent amendments (as discussed in Note 6), the Company issued 37,607 warrants to purchase common stock. Immediately prior to the Closing, all 37,607 warrants to purchase common stock outstanding immediately prior to the Business Combination were cashless exercised. Upon cashless exercise, 29,546 and 96 shares of Old Boxed common stock were issued to warrant holders, using exercise prices of $2.01 and $0.95, respectively, with the total remaining 7,965 shares surrendered to cover the aggregate exercise amount. Then, upon Closing, each share of Old Boxed common stock was converted into the right to receive approximately 0.9498 shares of New Boxed common stock.

In addition, immediately prior to Closing, these warrants were marked-to-market, creating a $132,672 fair value adjustment recorded in the Consolidated Statement of Operations.

Prior to the Business Combination, these warrants were classified as liabilities and any corresponding changes to the fair value of the warrants were recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period. The estimated fair value of these common stock warrants as of December 31, 2020 and 2019 was determined using Level 3 inputs and assumptions within the Black-Scholes pricing model. The Company used the following methods to determine its underlying assumptions: expected volatilities were based upon an analysis of the historical volatility of guideline public companies and factors specific to the Company; the expected term was based on the estimated timing until a liquidity event given that the warrants would automatically exercise upon an acquisition; the risk-free interest rate was based on the average of the observed yield of three-year and five-year U.S. Treasury securities; and the expected dividend yield was based on the expected annual dividend. The key assumptions used in the Black-Scholes model were as follows:

	2020	2019
Expected volatility	57.0%	55.0%
Expected term (in years)	1.0	2.0
Risk-free interest rate	1.7%	1.7%
Expected dividend yield	0.0%	0.0%
The accrued value of these warrants as of December 31, 2020 and 2019 was $49,863 and $59,624, respectively. There were 37,607 warrants to purchase common stock outstanding as of December 31, 2020 and 2019.
Series E-1 Preferred Warrants — In connection with the Company's New Term Loan, signed on August 4, 2021 (as discussed in Note 6), the Company issued warrants to purchase 126,993 shares of Series E-1 preferred stock at a price of $7.0871 per share. Immediately prior to the Closing, all 126,993 warrants to purchase preferred stock were (i) cashless exercised into 32,233 shares of Old Boxed Series E-1 preferred stock (the remaining 94,760 warrants surrendered to pay the aggregate exercise price), and ii) converted to Old Boxed common stock. Then, upon Closing, each share of Old Boxed common stock was converted into the right to receive approximately 0.9498 shares of New Boxed common stock.

In addition, immediately prior to Closing, these warrants were marked-to-market, creating a $52,183 fair value adjustment that is recorded in the Company's Consolidated Statements of Operations.
Series C-1 Preferred Warrants — In connection with a sale leaseback agreement the Company entered into in December 2016, the Company issued warrants to purchase 88,361 shares of Series C-1 preferred stock at a price of $10.88 per share. Immediately prior to the consummation of the Business Combination, these warrants were cancelled at the election of the warrant holders and the related accrued liability and fair value adjustments were reversed from the Company's Consolidated Financial Statements.
Prior to the consummation of the Business Combination, and in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants were classified as a liability on the Company’s Consolidated Balance Sheets as the warrant terms include a conditional redemption feature through which the holders may participate in a deemed liquidation event when holders of common stock may not. The fair value as of the grant date was recorded as a discount to the capital lease principle. Corresponding changes to the fair value of the warrants were recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period. At the end of each reporting period, until expiry, the Company used an option pricing model to estimate and report the fair value of the Series C-1 preferred warrants. The following table presents the quantitative inputs, which were classified in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	2020	2019
Expected volatility	60.0%	45.0%
Expected term (in years)	1.0	2.0
Risk-free interest rate	0.1%	1.6%
There were 88,361 warrants to purchase Series C-1 preferred stock outstanding as of December 31, 2020 and 2019. The accrued value of these warrants as of December 31, 2020 and 2019 was $153,748 and $87,477, respectively. As a result of the change in fair value of these warrants as of December 31, 2020 and 2019, $(66,271) and $13,254 were recorded in other income (expense), net, respectively, in the Consolidated Statements of Operations.

Series C-3 Preferred Warrants — In April 2016, in conjunction with a general marketing agreement, the Company issued warrants to purchase shares up to 1,102,752 shares of Series C-3 preferred stock to a strategic partner at a price of $10.88 per share. Immediately prior to the consummation of the Business Combination, these warrants were cancelled at the election of the warrant holders and the related accrued liability and fair value adjustments were reversed from the Company's Consolidated Financial Statements.
Under the initial terms of these warrants, the number of exercisable shares was dependent upon performance conditions. The warrant was exercisable upon vesting through completion of marketing milestones. In accordance with ASC 480, the fair value of these warrants were classified as a liability on the Company’s Consolidated Balance Sheets as the warrant terms included a conditional redemption feature through which the holders may participate in a deemed liquidation event when holders of common stock may not. Therefore, as the performance conditions are met, the warrants were recorded as a liability in the Consolidated Balance Sheets and as marketing expense in the Consolidated Statements of Operations. Corresponding changes to the fair value of the warrants were recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period. All milestones related to the warrants were met in 2016 and 2017 and all the warrants were fully vested.
At the end of each reporting period, until expiry, the Company used an option pricing model to estimate and report the fair value of the Series C-3 preferred warrants. The following table presents the quantitative inputs, which are classified in Level 3 of the fair value hierarchy, used in estimating the fair value of the warrants:

	2020	2019
Expected volatility	60.0%	45.0%
Expected term (in years)	1.0	2.0
Risk-free interest rate	0.1%	1.6%
There were 1,102,752 warrants outstanding to purchase Series C-3 preferred shares as of December 31, 2020 and 2019, respectively. The accrued value of these warrants as of December 31, 2020 and 2019 was $1,918,788 and $1,091,724, respectively. As a result of the change in fair value of these warrants as of December 31, 2020 and 2019, $(827,064) and $165,413 were recorded in other income (expense), net, respectively, in the Consolidated Statements of Operations.
Public and Private Warrants — In December 2021, in connection with the closing of the Business Combination, the Company assumed a total of 18,525,000 outstanding warrants to purchase one share of Boxed common stock with an exercise price of $11.50. Of these warrants, 12,937,500 warrants (the “Public Warrants”) were originally issued in the initial public offering (“IPO”) of Seven Oaks and 5,587,500 warrants (the “Private Warrants”) were originally issued in a private placement in connection with the IPO. The Private Warrants are identical to the Public Warrants, except the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis, at the holder's option, and are non-redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchases or their transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Therefore, the Company recorded these warrants as current liabilities on the Consolidated Balance Sheets at fair value upon Closing, with subsequent changes in their respective fair values to be recognized in other income (expense), net in the Consolidated Statements of Operations during future reporting periods. See further disclosure on the change in fair value of Public and Private Warrant liabilities within Note 15.
13.    STOCKHOLDERS’ DEFICIT AND MEZZANINE EQUITY
Common Stock — As of December 31, 2021 and 2020, the Company was authorized to issue 600,000,000 shares of its common stock, $0.0001 par value and 66,486,210 shares of common stock, $0.0001 par value, respectively. As of December 31, 2021 and 2020, there was 66,647,242 and 9,392,361 common shares outstanding, respectively. Each share of common stock has the right to one vote per share.

Preferred Stock — As of December 31, 2021 and 2020, the Company was authorized to issue 60,000,000 shares of its preferred stock, $0.0001 par value and 41,387,260 shares of preferred stock, $0.0001 par value, respectively. In conjunction with the consummation of the Business Combination, all of the Company's preferred stock outstanding converted into 41,289,869 shares of common stock. As of December 31, 2021, the Company had no preferred stock outstanding.

As of December 31, 2020, preferred stock consisted of the following:

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Value (1)	Liquidation Preference
Series A-1	4,168,647	4,168,647	$1.56	$6,490,026	$6,489,982
Series A-2	1,893,035	1,893,035	0.58	1,090,840	1,090,820
Series A-3	541,863	541,863	0.83	442,374	442,367
Series B-1	4,870,769	4,870,769	4.72	22,984,122	22,984,071
Series B-2	533,930	533,930	3.78	2,015,647	2,015,641
Series C-1	10,085,422	10,001,485	11.46	114,562,977	114,587,113
Series C-2	982,272	982,272	9.18	9,003,134	9,003,124
Series C-3	1,607,161	559,764	11.46	7,066,283	6,412,106
Series D-1	8,894,451	8,894,451	11.51	97,926,084	102,340,201
Series D-2	2,094,931	2,094,931	10.37	21,694,134	21,694,112
Series E-1	4,020,556	4,020,556	7.47	33,707,750	30,000,000
Series E-2	1,694,223	1,694,223	4.86	8,217,388	8,217,284
	41,387,260	40,255,926		$325,200,758

(1) Amounts are net of issuance costs and changes in the redemption value of the Series C-3 preferred stock.
Series C-3 Preferred Stock — The Company recorded all shares of preferred stock at their respective fair values less issuance costs on the dates of issuance. The preferred stock was recorded outside of stockholders’ equity (deficit) because, in the event of certain deemed liquidation events, which are events that are not considered solely within the Company’s control, such as a merger, acquisition or sale of all or substantially all of the Company’s assets, the preferred stock would become redeemable. Further, in the case of the C-3 preferred stock exclusively, in the event that all holders of other preferred stock convert into common stock, the holders of the C-3 preferred stock would either be convertible into common stock or cash at the holder’s election, which unlike all other classes of preferred stock, would be deemed probable of becoming redeemable. The redemption value of the C-3 preferred stock was equal to the fair value of the common stock, which the C-3 preferred stock would convert into on the date of redemption.
When the preferred stock was considered either currently redeemable or probable of becoming redeemable, the Company had selected a policy of making the determination that the redemption value is equal to the fair value of the preferred stock. As the Series C-3 preferred stock was considered probable of becoming redeemable, the Company had remeasured the value of these shares as of each reporting period date. When preferred stock was not considered either currently redeemable or probable of becoming redeemable, the Company did not remeasure these shares until which point the contingency is probable of occurring.
The significant terms of each series of the preferred stock were as follows:
i.Dividends — The Company may not declare, pay or set aside dividends on its common stock (other than dividends on shares of common stock payable in shares of common stock) unless (in addition to obtaining any consents required) the holders of preferred stock first receive, or simultaneously receive, a dividend at a rate of 6% of the original issue price per share, as adjusted for stock dividends, stock splits, combinations, or other recapitalization. The Board of Directors of the Company was under no obligation to declare dividends, and no rights accrue to the holders of the preferred stock if dividends are not declared or paid in any calendar year, and any dividends paid are non-cumulative. If the Company declared, paid or set aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of preferred stock would have been calculated based on the dividend on the class or series of capital stock that would result in the largest dividend amount on the preferred stock. No dividends have been declared or paid as of December 31, 2020.

ii.Liquidation Preference — Upon Liquidation (defined below), the holders of preferred stock were entitled to be paid out of the assets of the Company that are available for distribution to its stockholders, before any payment was made to the holders of common stock , an amount per share equal to the greater of (1) the original issue price, plus any declared and unpaid dividends, or (2) such amount per share as would have been payable had all shares of preferred stock been converted into common stock immediately prior to Liquidation. If upon such Liquidation, the assets of the Company available for distribution to its stockholders were insufficient to pay the holders of shares of preferred stock the full amount to which they are entitled, the holders of shares of preferred stock would have shared ratably in the distribution of assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares of preferred stock were paid in full. After the payment of all preferential amounts required to be paid to the holders of shares of preferred stock, the remaining assets of the Company available for distribution to its stockholders would have been distributed pro rata among the holders of shares of common stock.
“Liquidation” is defined as “any voluntary or involuntary liquidation, dissolution, or winding up of the Company, or a Deemed Liquidation Event.” A “Deemed Liquidation Event” is defined to include (1) a merger or consolidation involving the Company (other than one for which the holders of voting securities of the Company continue to maintain a majority of voting power after the transaction), and (2) a sale, lease, transfer, exclusive license or other disposition, of all or substantially all of the assets of the Company. A merger or consolidation of the Company would include a change in control for less than 100% of the equity of the Company.
iii.Conversion — Each share of preferred stock (other than shares of Series C-3 preferred stock) was convertible at any time at the option of the holder to common stock at a rate determined by dividing the original issuance price for such series of preferred stock by the conversion price for such series of preferred stock. The “conversion price” is defined as the original issuance price of the preferred stock and is adjusted for stock splits and other subdivisions of common stock, reorganizations, and other dilutive issuances, excluding the issuance of common stock pursuant to the Company’s 2013 stock incentive plan, warrants outstanding at the time of issuance of the preferred stock, and various other exclusions. Each share of preferred stock would be automatically converted into shares of common stock at the then effective conversion price upon the affirmative vote of an investor majority or upon an initial public offering (“IPO”) resulting in at least $50.0 million of gross proceeds.
iv.Redemption — Although the Series C-3 preferred stock did not have the conversion feature noted above, if all other holders of preferred stock elect to convert their shares pursuant to this conversion feature, the Series C-3 preferred stockholder would have the option to redeem these shares for cash or common stock based on the fair value of the Series C-3 preferred stock, which would have been made at the shareholder’s election.
v.Voting Rights — The holders of preferred stock and common stock voted together as a single class with the holders of preferred stock voting on an as-converted basis. The preferred stock also contained certain protective provisions whereby holders of the preferred stock voted on a class basis.
vi.Board — The Board of Directors shall have eight members. The holders of the Series B had the right to select one director, the holders of Series C, with the exception of the holders of Series C-3, had the right to select one director, holders of the Series D-1 had the right to select two directors, and the holders of record of the shares of common stock were entitled to elect four directors.
vii.Protective Provisions — At any time when shares of preferred stock were outstanding, the Company did not, either directly or indirectly by amendment, merger, consolidation or otherwise, do any of the following without the written consent or affirmative vote of the holders of at least a majority of the then outstanding shares of preferred stock, consenting or voting together as a single class on an as-converted basis:
i.Create any additional class or series of capital stock or security convertible into or exercisable into any additional class or series of capital stock, unless the same ranks junior to the Series A, Series B, Series C, Series D, and Series E preferred stock.
ii.Amend the Certificate of Incorporation or By-laws in a manner that is adverse to the preferred stock.

iii.Repurchase the Company’s capital stock (except for the repurchase of shares of stock held by employees, consultants, directors, or advisors upon termination of the employment or services).

iv.Increase or decrease the authorized directors.
v.Liquidate, dissolve or wind-up the business and affairs of the Corporation.
vi.Acquire all or a controlling interest in another entity.
vii.Pay or declare dividends on any shares of capital stock (other than a dividend on the then outstanding shares of common stock payable solely in shares of common stock).
14.    STOCK-BASED COMPENSATION
Equity Incentive Plan — The Company historically had one Equity Incentive Plan, the 2013 Equity Incentive Plan (the “2013 Plan”), under which the Company had issued equity awards to the Company's officers, directors, employees, and consultants. The option exercise price was determined by the Board of Directors based on the estimated fair value of the Company's common stock.
In December 2021, the Board of Directors adopted the Company's 2021 Incentive Award Plan (the “2021 Plan”), upon consummation of the Business Combination. No new awards will be issued under the 2013 Plan following the approval of the 2021 Plan.
Under the 2021 Plan, the Company has the ability to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, and restricted stock units to selected employees, officers, directors and consultants of the Company as an incentive to such persons. The Company has initially reserved 10,024,848 shares of common stock for issuance to officers, directors, employees, and consultants of the Company pursuant to the 2021 Plan. The number of shares initially available for issuance will be increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board.
Of such reserved shares of common stock, as of December 31, 2021, 1,280,000 restricted stock units have been granted and are currently outstanding, leaving 8,744,848 shares of common stock remain available for issuance pursuant to the 2021 Plan.
Stock Options — Stock options granted under both the 2013 Plan and 2021 Plan are generally granted at a price per share not less than the fair value at the date of the grant. Options granted to date generally vest over a four-year period with 25% of the shares underlying the options vesting on the first anniversary of the vesting commencement date with the remaining 75% of the shares vesting on a pro-rata basis over the succeeding thirty-six months, subject to continued service with the Company through each vesting date. Options granted are generally exercisable for up to 10 years, also subject to continued service with the Company.

The following is a summary of stock options activity during the years ended December 31, 2021, 2020, and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2018	4,331,494	$2.43	7.59
Granted	4,342,214	3.37
Exercised	(105,867)	1.23
Forfeited	(960,475)
Outstanding as of December 31, 2019	7,607,366	$2.94	8.17
Granted	1,172,294	3.16
Exercised	(52,435)	1.07
Forfeited	(2,520,076)
Outstanding as of December 31, 2020	6,207,149	$3.13	7.30
Granted	1,307,713	4.93
Exercised	(351,462)	2.14
Forfeited	(1,330,881)
Outstanding as of December 31, 2021	5,832,519	$3.30	5.62
Vested and expected to vest as of December 31, 2021	5,832,519	$3.30	5.62
Exercisable as of December 31, 2021	3,872,121	$1.35	4.63
Stock-based compensation expense related to stock options was $2,492,533, $1,956,009, and $2,286,349 for the years ended December 31, 2021, 2020, and 2019, respectively. All stock-based compensation is recorded within selling, general and administrative expense on the Consolidated Statements of Operations.
Incremental expense associated with the modification of stock options for certain key employees who left the Company during the year ended December 31, 2021 was $356,937.
The following key assumptions were used in the Black-Scholes-Merton valuation model for the value stock option grants:

	2021	2020	2019
Expected volatility	58.0%	51.8%	47.4%
Expected term (in years)	4.41	5.99	5.90
Risk-free interest rate	0.8%	0.3%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%
The weighted-average grant date fair value of the options granted during the years ended December 31, 2021, 2020, and 2019 was $3.59, $1.44, and $1.49, respectively. As of December 31, 2021, 2020, and 2019, total unrecognized compensation costs related to unvested stock options was approximately $3,994,756, $3,490,761, and $6,321,143, respectively. These costs are expected to be recognized over a weighted-average period of 1.09 years, 1.28 years, and 1.39 years, respectively. The aggregate intrinsic value of options exercised during 2021, 2020, and 2019 was $4,054,823, $109,880, and $277,155, respectively. The total fair value of stock options vested during the years and 2021, 2020, and 2019 was $1,414,334, $2,558,269, and $1,581,077, respectively.
Restricted Stock Awards — The company did not grant any restricted stock awards during the years ended December 31, 2021, 2020, and 2019.

Restricted Stock Units — In connection with the Business Combination, certain executive officers are eligible for a three-year long-term incentive program (“LTIP”), under which these individuals will be granted shares of restricted stock units ("RSUs") eligible to vest over a three-year period (the “LTIP period”). For each individual, certain portions of the RSUs granted (i) will vest over time based on continued service over the LTIP period (ii) will vest based on the achievement of certain gross profit targets over the LTIP period, and (iii) will vest based on the achievement of certain share price hurdles for the Company's common stock. Each of these grant types will be subject to the officers' continuous employment through each vesting date.
As of December 31, 2021, 510,000 time-based RSUs and 770,000 share-price target RSUs have been granted, respectively, to two executive officers. The time-based RSUs will vest annually over the three-year LTIP period, subject to the executives' continued service at each vesting date. The share-price target RSUs are subject to vesting based on the achievement of certain share price hurdles over the LTIP period. For the time-based RSUs, the stock-based compensation expense will be recognized evenly over the three-year LTIP period, with $119,941 being recognized in December 2021.
A valuation to determine the fair values for the share-price target RSUs was performed using a Monte-Carlo Simulation, which includes the probability of reaching the share price hurdles in determining the fair value of the award. Total stock-based compensation to be recognized for these share-price target RSUs is based on a derived service period, calculated by the model. Total stock-based compensation expense related to these awards recognized for the year ended December 31, 2021 was $1,035,944.
As of December 31, 2021, total unrecognized compensation costs related to unvested time-based RSUs and share-price target RSUs was approximately $5,964,359 and $4,732,496, respectively, which is expected to be recognized over a weighted-average period of 2.94 years and 0.90 years, respectively. No RSUs have vested as of December 31, 2021. To date, the Company has not yet granted RSUs which vest based on the achievement of certain gross profit targets.
Employee Stock Purchase Plan — In connection with the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which will allow eligible employees to acquire a stock ownership in the Company. A total of 2,004,969 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending on and including January 31, 2031, by an amount equal to the lesser of (a) 1% of the aggregate number of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board. As of December 31, 2021, there have been no issuances under the ESPP.
15.    FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value during the year on a recurring basis consisted of the following as of December 31, 2021, 2020, and 2019:

	Fair Value Hierarchy
December 31, 2021	Level 1	Level 2	Level 3
Assets – cash & cash equivalents	$105,027,484	$—	$—
Assets – restricted cash	2,767,471	—	—
Total assets	$107,794,955	$—	$—
Liabilities:
Forward purchase option derivative	$—	$—	$4,202,562
Earnout liability	—	—	27,133,563
Public Warrants	15,395,625	—	—
Private Warrants	—	6,649,125	—
Total liabilities	$15,395,625	$6,649,125	$—

December 31, 2020	Level 1	Level 2	Level 3
Assets – cash & cash equivalents	$30,043,046	$—	$—
Total assets	$30,043,046	$—	$—
Liabilities:
Common stock warrants	$—	$—	$49,863
Preferred stock warrants	—	—	2,072,536
Total liabilities	$—	$—	$2,122,399

December 31, 2019	Level 1	Level 2	Level 3
Assets – cash & cash equivalents	$12,889,931	$—	$—
Total assets	$12,889,931	$—	$—
Liabilities:
Common stock warrants	$—	$—	$59,624
Preferred stock warrants	—	—	1,179,201
Total liabilities	$—	$—	$1,238,825
The following table represents the changes in these Level 3 financial liabilities for the year ended December 31, 2021:

Level 3 Rollforward	Common stock warrants	Preferred stock warrants	Forward purchase option derivative	Earnout liability
Beginning balances	$49,863	$2,072,536	$—	$—
Additions	—	—	14,700,778	21,606,062
Changes in fair value	231,149	(1,766,370)	(10,498,216)	5,527,501
Reclassified to equity	(281,012)	(306,166)	—	—
Ending balances	$—	$—	$4,202,562	$27,133,563
Historically, the Company measured the common stock warrants and preferred stock warrants using Level 3 unobservable inputs within the Black-Scholes Merton model. The Company used various key assumptions, such as the fair value of common stock and preferred stock, respectively, volatility, and expected term. The Company monitored the fair value of the common stock and preferred stock warrants annually, with subsequent revisions reflected in the Consolidated Statements of Operations. As of December 31, 2021, the Company's common stock warrants are publicly traded on the NYSE under the ticker symbol BOXD WS. The Company monitors the fair value of the common stock warrants annually, with subsequent revisions reflected in the Consolidated Statements of Operations based on the stock price. The Public Warrants are categorized as Level 1 fair value measurements as they are publicly traded and the Private Warrants are categorized as Level 2 fair value measurements as they are valued based on the trading price of the Public Warrants. As of December 31, 2021, there were no preferred stock warrants outstanding.
The fair value of the forward purchase option derivative was estimated using a Monte-Carlo Simulation in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted at the term-matched risk-free rate. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Company measured the fair value of the forward purchase option derivative upon the consummation of the Business Combination and as of December 31, 2021, with the respective fair value adjustments recorded within its Consolidated Statements of Operations. The Company will continue to monitor the fair value of the forward option derivative annually, with subsequent revisions to be recorded in the Consolidated Statements of Operations.

There are two components of the Company's earnout liability: (i) the valuation of the contingent consideration for the MaxDelivery acquisition (as discussed in Note 10) and (ii) the valuation of Sponsor Earnout Shares (as discussed in Note 1).
For the contingent consideration related to MaxDelivery, the fair value was estimated using a Monte-Carlo Simulation in a risk-neutral framework (a special case of the Income Approach). Specifically, future EBITDA is simulated assuming a GBM. For each simulated path, the contingent consideration payments are calculated based on the contractual terms and then discounted at the term-matched risk-free rate plus Company credit spread. The Company measured the fair value of the contingent consideration upon the acquisition date and as of December 31, 2021, with the respective fair value adjustments recorded within its Consolidated Statements of Operations.

For the valuation of the Sponsor Earnout Shares, the fair value was estimated using a Monte-Carlo Simulation in which the fair value was based on the simulated stock price of the Company over the maturity date of the contingent consideration. The key inputs used in the determination of the fair value included current stock price, volatility, and expected term. The Company measured the fair value of the Sponsor Earnout Shares upon the consummation of the Business Combination and as of December 31, 2021, with the respective fair value adjustments recorded within its Consolidated Statements of Operations. The Company will continue to monitor the fair value of components of the earnout liability annually, with subsequent revisions to be recorded in the Consolidated Statement of Operations.
All significant Level 3 fair value measurements were recorded during the years ended December 31, 2021, 2020, and 2019.
16.    NET LOSS PER SHARE
The Company historically used the two-class method to compute basic and diluted earnings per common share. In periods of net loss, no effect was given to the Company’s participating securities as they did not contractually participate in the losses of the Company. As of and for the year ended December 31, 2021, the Company no longer had participating securities under the two-class method. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	For the Years Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(69,222,605)	$(34,436,576)	$(65,402,000)
Less: accretion adjustment	(2,039,144)	1,090,294	1,155,122
Net loss attributable to common shareholders	$(67,183,461)	$(35,526,870)	$(66,557,122)
Denominator:
Weighted-average shares – basic and diluted	13,063,482	9,348,633	9,261,222
Net loss per common share – basic and diluted	$(5.14)	$(3.80)	$(7.19)
The following securities were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive:

	2021	2020	2019
Series preferred stock, outstanding	—	40,255,926	34,541,150
Common stock warrants, outstanding	—	35,717	35,717
Preferred stock warrants, outstanding	—	1,188,848	1,188,848
Common stock options, outstanding	5,832,519	6,207,149	7,607,366
PIPE convertible notes, if-converted [1]	7,291,667	—	—
Restricted stock units, outstanding	1,280,000	—	—
Private warrants, outstanding	12,937,500	—	—
Public warrants, outstanding	5,587,500	—	—
1 The PIPE convertible notes are presented using a conversion rate of $12.00, in line with the if-converted method under ASC 260, Earnings Per Share.

17.    RELATED PARTY TRANSACTIONS
The majority holder of the Series C-1 class is a vendor from whom the Company purchases inventory. Prior to the Closing, the shareholders of the Series C-1 class of preferred stock had the right to elect one Director to the Board of Directors and, the elected Director was an employee of this vendor. In connection with the inventory purchases, the Company receives various volume rebates and incentives to continue doing business. Total inventory purchases for the years ended December 31, 2020 and 2019 were approximately $12,880,934, and $13,879,944, respectively. Volume rebates and incentives received for the years ended December 31, 2020 and 2019 were approximately $908,867 and $1,674,169, respectively. Inventory purchases from January 1, 2021 through December 8, 2021, the date of the Closing, were approximately $11,752,870 and volume rebates and incentives were approximately $214,258.

Immediately prior to the consummation of the Business Combination, all shares of Old Boxed preferred stock converted into shares of Old Boxed common stock. Upon Closing, each share of Old Boxed common stock then converted into the right to receive approximately 0.9498 shares of New Boxed common stock. As a result, the majority holder of the Series C-1 class was no longer a related party as this holder no longer holds more than 10% of the Company's voting interest and the elected Director is no longer on the Board of Directors.
A holder of the Series D-1 class is a vendor from whom the Company purchases inventory. Prior to the Closing, the collective shareholders of the Series D-1 class of preferred stock had the right to elect two Directors to the Board of Directors. The Directors elected by the collective Series D-1 shareholders were not employees of this vendor. In connection with the inventory purchases, the Company receives various volume rebates and incentives to continue doing business. Total inventory purchases for the year ended December 31, 2020 and 2019 were approximately $3,878,138 and $2,267,312, respectively and total dunnage purchases for the year ended December 31, 2020 and 2019 were approximately $2,729,376 and $2,747,384, respectively. Volume rebates and incentives received for the year ended December 31, 2020 and 2019 were approximately $25,937 and $230,848, respectively. Inventory purchases from January 1, 2021 through December 8, 2021 were $1,930,888 and total dunnage purchases were $2,276,366. Volume rebates and incentives were immaterial from January 1, 2021 through December 8, 2021, the date of the Closing.

Immediately prior to the consummation of the Business Combination, all shares of Old Boxed preferred stock converted into shares of Old Boxed common stock. Upon Closing, each share of Old Boxed common stock then converted into the right to receive approximately 0.9498 shares of New Boxed common stock. As a result, the holder of the Series D-1 class, was no longer a related party.
On February 12, 2021, the Company entered into an agreement with AEON Integrated Business Services Co., Ltd., a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”), a Series D-1 shareholder, to license its e-commerce platform through a software licensing arrangement. The objective of the agreement is for the Company to design, develop and support the e-commerce platform customized for the digital marketplace operations of AEON and AEON affiliates. The services provided through implementation services, license of the e-commerce software platform, training, and maintenance and support. The Company has been engaged to provide services to AEON and AEON Malaysia. The total transaction price for the contract includes fixed and variable consideration. Based on the Company’s estimates of the standalone selling prices of the performance obligations identified in the contract, the Company has allocated $7,300,000 to implementation services specific to AEON, $4,500,000 to the implementation services specific to AEON Malaysia, and $20,000 per month to software maintenance services with respect to the licensed software for AEON Malaysia. The transaction price attributable to the software license to AEON Malaysia is variable and consists of sales and usage-based royalties. Yuki Habu, a director of the Company, is affiliated with AEON. Refer to Note 1 Summary of Significant Accounting Policies for more details. Immediately prior to the consummation of the Business Combination, all shares of Old Boxed preferred stock converted into shares of Old Boxed common stock, which then upon Closing converted into the right to receive approximately 0.9498 shares of New Boxed common stock.
Prior to the agreement signed in February in 2021, in May 2019, the Company entered into an advisory services agreement and provided a proof of concept in connection with the future software as a service licensing arrangement. Fees recognized for the proof of concept was approximately $300,000 in the year ended December 31, 2019. No services were provided in 2020.

18.    SEGMENT REPORTING
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The profitability measure employed by the Company’s CODM for allocating resources to operating segments and assessing operating segment performance is operating profit or loss. The CODM does not receive or regularly review asset information when allocating resources and assessing segment performance. Therefore, asset information by segment has not been disclosed. Substantially all of the Company’s identifiable assets are located in the United States. The Company currently does not have sales outside the United States, nor does any customer represent more than 10 percent of total revenues for any period presented.
There were no material inter-segment net sales and expenses to be eliminated in computing total revenue and operating income. In addition, the Company allocates its selling, general and administrative expenses to its segment results based on usage, which is generally reflected in the segment in which the costs are incurred. Prior to fiscal year 2021, the Company did not accumulate net revenue information by product or groups of products, and therefore did not disclose net revenue by product because to do so would be impracticable. The following table provides information for the Company’s reportable segments, including product category disaggregation for its Retail segment beginning in fiscal year 2021:
Information about Reported Segment Profit or Loss

	Retail	Software & Services	Total
For the Year Ended December 31, 2021
Grocery net revenue	$98,925,157	$—	$98,925,157
Home & Household net revenue	53,352,950	—	53,352,950
Other net revenue(1)	4,711,003	—	4,711,003
Software & Services net revenue	—	20,277,567	20,277,567
Total net revenue	$156,989,110	$20,277,567	$177,266,677
Operating income (loss)	$(64,863,125)	$15,820,315	$(49,042,810)

For the Year Ended December 31, 2020
Total net revenue	$187,173,834	$—	$187,173,834
Operating income (loss)	$(26,244,100)	$(2,442,662)	$(28,686,762)

For the Year Ended December 31, 2019
Total net revenue	$173,692,897	$300,000	$173,992,897
Operating income (loss)	$(63,082,583)	$(2,610,740)	$(65,693,323)
(1) Includes revenues related to our subscription services program, advertising and marketing fees, and third-party marketplace service fees.
19.    SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transaction occurring through the filing date of this Annual Report on Form 10-K require adjustments to or disclosures in the Company’s Consolidated Financial Statements. The Company did not have any subsequent events that required recognition or disclosure in the Consolidated Financial Statements for the year ended December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

The information required by this Item 9 was previously reported in our Current Report on Form 8-K that was filed with the SEC on December 14, 2021.
Item 9A. Controls and Procedures
Inherent Limitations on the Effectiveness of Disclosure Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of the disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of the material weaknesses described below.
However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weaknesses in Internal Control over Financial Reporting
As previously reported, we and our predecessor identified material weaknesses in our internal control over financial reporting in the prior year. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the prior year, we determined that we had material weaknesses because we did not design and maintain an effective control environment and control activities commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with our accounting and reporting requirements or effectively select and develop control activities that mitigate risk that involve more complex accounting judgments. These material weaknesses contributed to deficiencies surrounding the controls related to the preparation, review, and analysis of accounting information and financial statements. Our controls were not adequately designed or appropriately implemented to identify material misstatements in financial reporting on a timely basis.

Management's Plan to Remediate the Material Weaknesses

With the oversight of senior management and our audit committee, we have hired and will continue hiring additional accounting personnel with technical accounting and financial reporting experience and have implemented improved process level and management review controls with respect to the completeness, accuracy, and validity of complex accounting measurements on a timely basis. We also have supplemented internal accounting resources with external advisors to assist with performing technical accounting activities. Furthermore, we are implementing a process of formalizing procedures to ensure appropriate internal communications between the accounting department and other operating departments necessary to support the internal controls. The remediation measures are ongoing, and are expected to result in future costs for the Company. While we are implementing a plan to remediate these material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. These improvements to our internal control infrastructure are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. As such, management has concluded that the remediation initiatives outlined above are not sufficient to fully remediate the material weaknesses in internal control over financial reporting, and will remain insufficient until the applicable controls have operated for an adequate period of time, and further, that through testing, management can conclude that the controls are designed and operating effectively. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission and its Staff for newly public companies following business combination transactions with special purpose acquisition companies.
Item 9B. Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors and Management
The following sets forth certain information concerning the persons who serve as our executive officers and members of our Board.

Name	Age	Position
Executive Officers:
Chieh Huang	40	Chief Executive Officer, President and Director
Mark Zimowski	32	Chief Financial Officer and Treasurer
David Miller	48	Chief Technology Officer
Alison Weick	46	President, E-Commerce
Jared Yaman	40	Chief Operating Officer and Director
Veracelle Vega	51	Chief People Officer

Non-Employee Directors:
Gary Matthews	64	Chairman of the Board
Yuki Habu	53	Director
David Liu	56	Director
Emerson S. Moore II	50	Director
Andrew Pearson	49	Director
Eileen Serra	67	Director
Harshul Sanghi	58	Director
Executive Officers
Chieh Huang is our Chief Executive Officer, President and a member of the Board. Mr. Huang co-founded and has served as the Chief Executive Officer of Boxed since 2013. During his tenure as Chief Executive Officer of Boxed, Mr. Huang led the company’s growth from its inception and was instrumental in overseeing the expansion of Boxed’s delivery capabilities to the entire continental United States. Mr. Huang also managed Boxed’s investments in technology, allowing Boxed to run its own fulfillment centers and develop its proprietary automation robotics in-house. Prior to founding Boxed, Mr. Huang was the Chief Executive Officer of Astro Ape Studios (“Astro Ape”), one of the first mobile social-gaming studios. In 2011, Astro Ape was acquired by social gaming pioneer Zynga, and Mr. Huang later became the Director of Zynga Mobile NY. Mr. Huang serves as a board member of the Museum of Chinese in America and New York Cares, and serves as an advisory board member of McLaren Racing. Mr. Huang received his B.A. in economics at The Johns Hopkins University and holds a J.D. from Fordham University. We believe Mr. Huang is qualified to serve as a member of the Board because of his proven success building and overseeing Boxed’s growth and development.
Mark Zimowski is our Chief Financial Officer and Treasurer. Mr. Zimowski joined Boxed in October 2016 as one of its initial finance hires. He has served as Boxed’s Chief Financial Officer since April 2021. Since joining the team, Mr. Zimowski has worked in a number of positions with Boxed’s Finance & Strategy team, including as Senior Analyst, Senior Manager, Senior Director and Vice President. He established the company’s financial planning and analysis function, helping to centralize its reporting and construct its performance management framework. In addition, he helped lead the development of its paid loyalty program, Boxed Up, and its Software & Services business, and played a pivotal role in the raise of more than $400.0 million in gross proceeds across seven rounds of equity and debt capital, which includes leading the Company through its Business Combination negotiations with Seven Oaks, and subsequent deSPAC. Prior to joining Boxed, Mr. Zimowski worked at Court Square Capital Partners, where he focused on majority investments and portfolio management across software and tech-enabled services companies. He began his career within the Technology, Media, and Telecom team at UBS Investment Bank, advising technology, media and telecommunications clients across a wide range of mergers and acquisitions and capital markets transactions. Mr. Zimowski graduated Cum Laude from Boston College, receiving a B.S. in Finance & Economics with Honors from the Carroll School of Management.

David Miller is our Chief Technology Officer. Mr. Miller joined Boxed in October 2021, bringing over 20 years of experience as a technology teams leader. From July 2014 until October 2021, Mr. Miller served as the Senior Vice President of Technology at OnDeck Capital. During his tenure at OnDeck Capital, Mr. Miller oversaw the technology team whose platform delivered over $14 billion in capital to small businesses domestically and abroad. Mr. Miller’s earlier experience includes engineering and leadership positions serving a broad scope of industries, such as hospitality, online advertising, education, and financial services. Mr. Miller holds a B.S. in Business from the University of Baltimore, and an MBA from the Sellinger School of Business at Loyola University, Maryland.
Alison Weick is our President, E-Commerce. Ms. Weick joined Boxed in January 2020 to run the marketing team. Under her leadership, the team successfully grew the paid loyalty program, improved customer acquisition and retention efforts, and spearheaded customer segmentation analysis. In December of 2020, she took on the additional role of managing the Retail businesses. In this role, she is focused on driving sales and profitability, and improving the overall customer experience. Prior to joining Boxed, Ms. Weick had a 20+ year career as a general manager and marketing executive at both public companies and start-ups. From July 2017 until December 2019, Ms. Weick was a marketing consultant to early stage start-ups. Before then, Ms. Weick was the VP, Marketing at WayBetter, a Series A funded health and wellness start-up, where she served from September 2011 until June 2017. Ms. Weick has also held previous leadership roles at Barnes & Noble, Weight Watchers, and Omnicom Group. Ms. Weick received her B.S. in Applied Economics from Cornell University and holds an MBA from Harvard Business School.
Jared Yaman is our Chief Operating Officer. Mr. Yaman co-founded and has served as the Chief Operating Officer of Boxed and a member of its board of directors since 2013. During his tenure as Chief Operating Officer of Boxed, Mr. Yaman helped lead the company’s expansion to the entire continental United States and helped coordinate its investment in technology. Mr. Yaman received his B.S. in economics at the University of Michigan and holds a J.D. from the University of Michigan Law School. We believe Mr. Yaman is qualified to serve as a member of the Board because of his experience overseeing Boxed’s expansion and development across the United States.
Veracelle Vega is our Chief People Officer. Ms. Vega joined Boxed in March 2022, bringing over 20 years of talent management and human resources experience. Most recently, from July 2019 until March 2022, Ms. Vega served as the Chief People Officer at Resident, a direct-to-consumer mattress company where she led the company to be awarded and recognized as a “Best Place to Work” organization three years in a row by BuiltInNYC.com. Ms. Vega's earlier experience includes leadership roles in human resources serving various industries, including technology and entertainment, and started her career as President Management Fellow during which she held assignments at the Social Security Administration and the Bureau of East Asian and Pacific Affairs at the U.S. Department of State. Ms. Vega received a M.S. in public administration from Villanova University, a B.S. in political science from Syracuse University, and is currently a part-time adjunct professor at Villanova University where she teaches Human Resources Management.
Non-Employee Directors
Gary S. Matthews was the Chief Executive Officer and Chairman of the board of directors of Seven Oaks from September 2020 to December 2021 and he continues to serve as the Chairman of the Board. Mr. Matthews is Managing Partner at Tamarix Capital Partners, a private equity fund, and has over 30 years of experience as both an institutional investor and a senior executive of multiple businesses across a broad range of industries. From March 2019 to August 2020 Mr. Matthews served as Chief Executive Officer and a Director of IES Holdings (NASDAQ: IESC), over which time both EBITDA and the company’s stock price increased significantly. Prior to joining IES, Mr. Matthews served as Managing Director of Morgan Stanley Capital Partners from 2007 to 2019 where he co-led direct investments and oversaw the management and strategies for those businesses. He led several private equity-backed manufacturing companies in senior management positions. He served as President of Simmons Bedding Company, Chief Executive Officer of Sleep Innovations, Inc. and of Derby Cycle Corporation. Previously, Mr. Matthews served as President of Worldwide Consumer Medicines and Specialty Pharmaceuticals at Bristol-Myers Squibb. He also served as President of the Guinness Import Company and Managing Director of Guinness in Great Britain. Prior to joining Guinness, Mr. Matthews served as a Director at PepsiCo and as a Senior Engagement Manager at McKinsey & Company. He has previously served as Chairman of the board of directors of Pathway Partners Veterinary Holding LLC, Hojeij Branded Foods, Creative Circle, LLC and Tops Markets, LLC, and as a member of the board of directors of Manna Pro Products, LLC, Molson Coors Brewing Company (NYSE: TAP), Department 56 (NYSE: DFS), Learning Care Group, Inc., Van Wagner, Inc., Lagunitas Brewing Company, and Canyon Ranch. Mr. Matthews received a B.A., Cum Laude, from Princeton University and a Masters in Business Administration with distinction from Harvard Business School.

Mr. Matthews has been involved in several philanthropic social organizations. He is Vice Chairman of the Board of Let’s Get Ready, having previously served as its Chairman for four years. Let’s Get Ready works with underprivileged high school seniors to tutor them for the SATs, provides college application assistance, and mentors at the college level to encourage these students to stay in and graduate college. Previously, Mr. Matthews served for 10 years on the Board of the Greenwich Library and was on the Board and served as Board Chair for Junior Achievement of SW Connecticut. We believe Mr. Matthews is qualified to serve as a member of the Board because of his extensive experience as a business leader and board member of large public companies.
Yuki Habu has served on the Board since December 2021. Ms. Habu is currently the Executive Officer of Digital Business of the Company at AEON Co., Ltd. (“AEON”). Ms. Habu was the Chief Executive Officer of AEON CHINA Co., Ltd. (“AEON China”), AEON’s China business until May 2021, where she supervised GMS Operation and Digitalization, corporate governance and risk management since 2015. She has also led AEON China’s risk management committee, handling the decision-making process regarding responses to emergencies such as natural disasters and social risks. Ms. Habu currently serves as a member of the board of AEON Stores (Hong Kong) Co., Ltd., where she served on the remuneration committee, audit committee and nomination committee from April 2015 until May 2021. She also currently serves as the Executive Vice President and Executive Officer of AEON and has held and currently holds positions on the board of various other private entities affiliated with AEON. In 2018, Ms. Habu received the Golden Peony Award by the China Chain Store & Franchise Association, recognizing her as an outstanding woman in the Chinese chain store industry. Ms. Habu also participated in the planning of the “China-Japan Great Wall Afforestation Project” led by the AEON Environmental Foundation and the Beijing Municipal Government for more than ten years that planted more than one million trees from 2006 to 2013. Ms. Habu received her bachelor’s degree from Keio University. We believe Ms. Habu is qualified to serve as a member of the Board because of her extensive experience leading AEON China and overseeing various public and private AEON-affiliated entities, as well as her commitment to ESG principles.
David Liu has served on the Board since December 2021. Mr. Liu is an internet pioneer who co-founded XO Group, Inc. (NYSE: XOXO), formerly The Knot Inc., in 1996 with $1.6 million of seed financing from the AOL Greenhouse and grew the company from AOL keyword: weddings to a dominant multi-platform life-stage media company. Mr. Liu served as XO Group’s chief executive officer from 1996 to 2015, president from 1999 to 2014 and chairman of the board of directors from 1999 to May 2018, prior to XO Group’s private equity exit in December 2018 for $933 million. Mr. Liu believed to build a vibrant consumer brand one had to have a presence in all forms of media and engage the consumer directly. Therefore, for over two decades, Mr. Liu has championed both early technologies as well as traditional media extensions, launching an online streaming video channel, cultivating thriving online communities before the advent of today’s social media platforms, as well as publishing dozens of regional publications, a national magazine, a cable TV series and over a dozen books, all the while growing the company through two major recessions. As Chief Executive Officer, Mr. Liu oversaw the completion of over half a dozen acquisitions and took XO Group public in 1999. Under Mr. Liu’s leadership, XO Group raised cumulatively over $275 million in private and public offerings. In 2008, Ernst & Young named Mr. Liu Entrepreneur of the Year in Media, Entertainment, and Communications. Mr. Liu currently serves on the boards of Rebelle Media, Willapa Wild and Humanity Forward Foundation. Mr. Liu graduated with his BFA in Film from the Tisch School of the Arts at New York University in 1986 and received the NYU Tisch Big Apple Award for Alumni Achievements in 2008. We believe Mr. Liu is qualified to serve as a member of the Board because of his extensive experience leading XO Group and overseeing mergers and acquisitions and corporate legal matters.

Emerson S. Moore II has served on the Board since December 2021. Mr. Moore is currently the Chief People Officer and Executive Vice President of BSE Global where he oversees Human Resources for Barclays Center, the Brooklyn Nets, the Long Island Nets of the NBA G League, and NetsGC of the NBA 2K League. Prior to joining BSE Global in 2020, Mr. Moore served as General Counsel, Head of Human Resources and Executive Vice President of TMP Worldwide Advertising & Communications, LLC d/b/a Radancy (“Radancy”), a global leader in talent acquisition technologies. While overseeing the full scope of global Human Resource functions across Radancy’s 20 offices in 9 countries, Mr. Moore also provided strategic leadership and a forward-thinking approach to staffing, recruitment, employee relations, payroll, compensation and benefits. In his role as General Counsel, he was also responsible for all legal matters pertaining to the day-to-day operations of Radancy, as well as those of its global subsidiaries, and managed the legal aspects of mergers and acquisitions, governance and compliance, software services and license agreements, litigation and general corporate matters. Prior to joining Radancy in 2007, Mr. Moore was an Associate in the corporate department at Proskauer Rose, an international law firm, where he was engaged in a broad-ranging mergers and acquisitions practice, representing private equity firms and global financial institutions. Mr. Moore is a member of the Board of Trustees of his alma mater, New York Law School, where he serves on the executive committee. Mr. Moore received a B.S. in Actuarial Mathematics from the University of Michigan, and a J.D., Cum Laude, from New York Law School. We believe Mr. Moore is qualified to serve as a member of our board of directors because of his extensive experience in human resources, mergers and acquisitions, and corporate legal matters.
Andrew C. Pearson was the Chief Financial Officer of Seven Oaks from September 2020 to December 2021 and has served on the Board since December 2021. Mr. Pearson has 25 years’ experience in global private equity. In 2019, Mr. Pearson formed Soundview Advisors, where he consults with leading private equity firms in the areas of portfolio management, organizational design and LP management. Previously, Mr. Pearson served as Managing Director, Chairman of the Portfolio Committee and Global Head of Portfolio Management with General Atlantic, one of the world’s largest global growth equity firms with over $40.0 billion under management and 14 offices on four continents. His responsibilities at General Atlantic increased over a 22-year career which began as an Associate in 1996 before becoming a Managing Director in 2007 and Chairman of the Portfolio Committee in 2012. Mr. Pearson’s deal experience covered investments in the software and technology-enabled services markets. As Chairman of the Portfolio Committee, Mr. Pearson was charged with establishing and executing the firm’s global liquidity and value-creation targets as well as developing risk management parameters. Prior to joining General Atlantic, Mr. Pearson was a Business Analyst at McKinsey & Company, Inc. Mr. Pearson serves as Treasurer and Board Member of the Blossom Hill Foundation, a non-profit which provides fellowships to social entrepreneurs who develop ideas to help children affected by conflict. He received an M.A. and B.A. in Regional Science from The School of Arts and Sciences at the University of Pennsylvania and a B.S. in Finance, Magna Cum Laude, from The Wharton School at the University of Pennsylvania. We believe Mr. Pearson is qualified to serve as a member of the Board because of his extensive experience leading General Atlantic’s portfolio management and advising technology companies.
Eileen Serra served on the board of directors of Seven Oaks from December 2020 to December 2021 and continues to serve as a member of the Board. During the course of her career, which has spanned over 20 years, Ms. Serra has served in various leadership roles in the financial services industry. Ms. Serra served in a number of senior executive roles at JPMorgan Chase, including as CEO of Chase Card Services from 2012 to 2016. Prior to joining JPMorgan Chase, Ms. Serra served as a Managing Director and Head of Private Client Banking Solutions at Merrill Lynch from 2002 to 2006. She also previously served as Senior Vice President at American Express where she led the Small Business Credit Card and Lending businesses. Before American Express, she served as a partner at McKinsey & Company for 12 years where she focused on strategy and organizational issues in the consumer goods and services sector. She currently serves as a member of the board of directors of Capital One (NYSE: COF), where she is a member of the Audit and Risk Committees, and as an independent director of Gartner, Inc. (NYSE: IT), where she is a member of the Compensation Committee. Ms. Serra also currently serves as Trustee of Family Promise, a non-profit focused on addressing family homelessness, and previously served as a member of the Board of the Women’s Refugee Commission. She received a B.S. from the University of California at Davis and an M.B.A. from the University of Chicago Booth School of Business. We believe Ms. Serra is qualified to serve as a member of the Board because of her proven track record of success and her experience serving as a director and committee member for public companies.

Harshul Sanghi has served on the Board since December 2021. Mr. Sanghi is currently the Global Head of American Express Ventures, a department which he founded in 2011. During his time at Amex Ventures, Mr. Sanghi has led investments in a broad range of start-up companies, including Better.com, Boom Supersonic, Boxed.com, Instacart, FalconX, Finix, Next Insurance, Plaid, Stripe, and Turo. Additionally, Mr. Sanghi has participated in over 20 exits during his tenure, including BigCommerce (NASDAQ: BIGC), Bill.com (NYSE: BILL), iZettle, LearnVest, Warby Parker (NYSE: WRBY), and Toast (NYSE: TOST). Also, he currently sits on the boards of multiple portfolio private companies. Prior to Amex Ventures, Mr. Sanghi acted as a Managing Director at Motorola Ventures, Motorola’s (NYSE: MSI) venture capital division. Before Motorola Ventures, Mr. Sanghi led the US Set Top Box division at Philips (NYSE: PHG), which launched the first DirecTV-TiVo DVR. Throughout his 30-year career, Mr. Sanghi has been involved in numerous start-ups in a wide array of industries, including manufacturing, mobility, direct to home media, to financial services. Mr. Sanghi has a bachelor’s degree in Computer Science from the University of Oregon and an MBA from the International Institute for Management Development in Switzerland. We believe that Mr. Sanghi is qualified to serve as a member of the Company’s board of directors because of his extensive experience leading Amex Ventures and advising various emerging companies, as well as his commitment to ESG principles.
There are no family relationships between or among any of Boxed’s directors or executive officers.
Audit Committee and Audit Committee Financial Expert
We have a separately-designated audit committee that consists of Mr. Pearson, Mr. Sanghi and Ms. Serra, with Ms. Serra serving as the chair of the committee. Each of these individuals meets the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE. Each member of our audit committee meets the requirements for financial literacy under the applicable NYSE rules. In arriving at this determination, the Board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.
Ms. Serra qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE rules.
Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our 2021 named executive officers who are named in the “2021 Summary Compensation Table” below. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the Closing may differ materially from the currently planned programs summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.
For the year ended December 31, 2021, our “named executive officers” and their positions were as follows:
Chieh Huang, Chief Executive Officer;
Alison Weick, President, E-Commerce; and
Mark Zimowski, Chief Financial Officer.

2021 Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for our fiscal year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Chieh Huang	2021	297,549	6,122,750	—	6,420,299
Chief Executive Officer	2020	316,750	—	—	316,750
Alison Weick	2021	283,832	3,235,535	—	3,519,367
President, E-Commerce	2020	219,935		343,780	563,715
Mark Zimowski	2021	250,396	—	444,512	694,908
Chief Financial Officer
__________________
(1)Amounts reflect the full grant-date fair value of stock options granted during 2021 computed in accordance with ASC 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to executive officers in Note 14 of our audited Consolidated Financial Statements. Amounts also reflect the full-grant date fair value of time-based and price-target restricted stock units (“RSUs”) that will be granted to Mr. Huang and Ms. Weick in 2022. These awards will not be issued until the effectiveness of our registration statement on Form S-8, but they are reflected in the Summary Compensation Table above given that the “grant date” for purposes of ASC 718 occurred in 2021.
2021 Salaries
The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The actual base salaries paid to each named executive officer for 2021 are set forth in the “2021 Summary Compensation Table” above in the column titled “Salary.”
2021 Cash Bonuses
We did not maintain an annual cash bonus program for our employees, including our named executive officers, in 2021. None of our named executive officers received any cash bonus payments with respect to their services in 2021.
Equity Compensation
We previously maintained the Giddy Inc. 2013 Equity Incentive Plan pursuant to which we have granted stock options to certain service providers. Stock options granted pursuant to the 2013 Equity Incentive Plan were converted into stock options in the Company and remain outstanding and eligible to vest in accordance with their terms following the consummation of the Business Combination. The description of awards below reflect such conversion.
In October 2021, we granted stock options to Mr. Zimowski covering 94,523 shares of our common stock. One-half of Mr. Zimowski's stock option award vested on January 9, 2022, and the remaining stock option award vests in equal monthly installments, subject to Mr. Zimowski's continued employment with the Company through each applicable date.

Following the Business Combination, no further awards have been or will be granted under the 2013 Equity Incentive Plan. In connection with the Business Combination, we adopted the Incentive Award Plan, under which we may grant cash and equity incentive awards to directors, employees (including our named executive officers) and consultants in order to continue to attract, motivate and retain the talent for which we compete. No awards were granted to the named executive officers under the Incentive Award Plan in 2021. However, in 2021, for the purposes of ASC 718, we were deemed to have granted 900,000 and 380,000 RSUs to Mr. Huang and Ms. Weick, respectively, 300,000 and 210,000 of which are subject to time-based vesting, respectively, and 600,000 and 170,000 of which are subject to certain share price hurdles, respectively. While the 900,000 and 380,000 RSUs deemed to have been granted to Mr. Huang and Ms. Weick, respectively, in 2021 will not be issued until the effectiveness on Form S-8, they are reflected in the Summary Compensation Table above given that the “grant date” for purposes of ASC 718 occurred in 2021. The time-based vesting RSUs vest annually over the course of a three-year period, subject to each of the executive’s continuous employment. The performance-based RSUs will vest over a certain performance period based on stock price hurdles. In 2022, we expect to grant an additional 600,000 and 170,000 RSUs to Mr. Huang and Ms. Weick, respectively, that are subject to certain gross profit targets. See “Executive Compensation Arrangements — Chieh Huang” and see “Executive Compensation Arrangements — Alison Weick” for further details on these expected awards.
Other Elements of Compensation
Retirement Plan
We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.
Employee Benefits and Perquisites
Health/Welfare Plans. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:
•medical, dental and vision benefits;
•health savings account and flexible spending accounts;
•short-term and long-term disability insurance;
•life insurance;
•commuter benefits; and
•an employee life-event based assistance program.
We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our employees, including our named executive officers. We do not provide any material perquisites to our named executive officers.
No Tax Gross-Ups
We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or benefits paid or provided by our Company.

Outstanding Equity Awards at 2021 Fiscal Year-End
The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (14)	Equity Incentive Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Awards: Number of Unearned Shares That Have Not Vested ($) (14)
Chieh Huang	131,586 (1)	34,628	3.37	8/7/2029
	—	—	—	—	300,000 (10)	4,110,000	150,000 (11)	2,055,000
Alison Weick	18,203 (2)	19,788	3.00	7/28/2030
	71,235 (3)	118,725	3.20	7/28/2030
	—	—	—		210,000 (12)	2,877,000	42,500 (13)	582,250
Mark Zimowski	23,745 (4)	—	2.46	10/26/2026
	4,749 (5)	—	3.21	11/8/2027
	6,232 (6)	890	3.34	8/15/2028
	10,981 (7)	3,265	3.34	11/7/2028
	5,045 (8)	9,201	3.16	7/28/2030
	— (9)	94,523	1.57	3/15/2023
__________________
(1)The option vests over a four-year period, with 25% of the shares vesting following completion of one year of service beginning on October 1, 2018, and 1/48th of the shares vesting upon the completion of each continuous month of service thereafter, subject to continued service through each vesting date.
(2)The option vests over a four-year period, with 25% of the shares vesting following completion of one year of service beginning on June 1, 2020, and 1/48th of the shares vesting upon the completion of each continuous month of service thereafter, subject to continued service through each vesting date.
(3)The option vests over a four-year period, with 25% of the shares vesting following completion of one year of service beginning on January 13, 2020, and 1/48th of the shares vesting upon the completion of each continuous month of service thereafter, subject to continued service through each vesting date.

(4)The option vests over a four-year period, with 25% of the shares vesting following completion of one year of service beginning on October 3, 2016 and 1/48th of the shares vesting upon the completion of each continuous month of service thereafter, subject to continued service through each vesting date.

(5)The option vests over a four-year period, with 25% of the shares vesting following completion of one year of service beginning on June 1, 2017 and 1/48th of the shares vesting upon the completion of each continuous month of service thereafter, subject to continued service through each vesting date.

(6)The option vests over a four-year period, with 25% of the shares vesting following completion of one year of service beginning on June 1, 2018 and 1/48th of the shares vesting upon the completion of each continuous month of service thereafter, subject to continued service through each vesting date.

(7)The option vests over a four-year period, with 25% of the shares vesting following completion of one year of service beginning on November 1, 2018 and 1/48th of the shares vesting upon the completion of each continuous month of service thereafter, subject to continued service through each vesting date.

(8)The option vests over a four-year period, with 25% of the shares vesting following completion of one year of service beginning on June 27, 2020 and 1/48th of the shares vesting upon the completion of each continuous month of service thereafter, subject to continued service through each vesting date.

(9)The option vests over a 6-month period, with 50% of the shares vesting following completion of three months of service beginning on October 9, 2021 and 1/6th of the shares vesting upon the completion of each continuous month of service thereafter, subject to continued service through each vesting date.

(10)This includes 300,000 time-based RSUs that vest annually over the course of a three-year LTIP period, subject to completion of continuous service through each anniversary date. Such RSUs were deemed granted for purposes of ASC 718, but will not be granted by the Company until effectiveness of our registration statement on Form S-8.

(11)This represents the 150,000 price-target RSUs, which, upon grant, will vest over a derived service period based on certain stock price hurdles, subject to continued service through each vesting date, assuming an achievement of threshold performance. 600,000 is the number of shares that will be awarded if maximum performance is achieved. See “Executive Compensation Arrangements – Chieh Huang” for further details on such award. Such RSUs were deemed granted for purposes of ASC 718, but will not be granted by the Company until effectiveness of our registration statement on Form S-8.

(12)This includes 210,000 time-based RSUs that vest annually over the course of a three-year LTIP period, subject to completion of continuous service through each anniversary date. Such RSUs were deemed granted for purposes of ASC 718, but will not be granted by the Company until effectiveness of our registration statement on Form S-8.

(13)This represents the 42,500 price-target RSUs, which, upon grant, will vest over a derived service period based on certain stock price hurdles, subject to continued service through each vesting date, assuming an achievement of threshold performance. 170,000 is the number of shares that will be awarded if maximum performance is achieved. See “Executive Compensation Arrangements – Alison Weick” for further details on such award. Such RSUs were deemed granted for purposes of ASC 718, but will not be granted by the Company until effectiveness of our registration statement on Form S-8.

(14)Represents the fair market value per share of our common stock of $13.70, as of December 31, 2021.
Executive Compensation Arrangements
Our named executive officers’ employment and non-compete agreements are described below. Additionally, in connection with the Business Combination, we entered into an employment agreement with Mr. Huang and Ms. Weick. We later entered into an employment agreement with Mr. Zimowski. The material terms of the employment agreements are described below.
Chieh Huang
Mr. Huang is currently subject to certain confidentiality and invention assignment obligations pursuant to a confidential information and invention assignment agreement, including a one-year post-termination non-solicit of employees and consultants. In connection with the Business Combination, we entered into an employment agreement with Mr. Huang, which includes certain material terms set forth below:
Pursuant to his employment agreement, Mr. Huang will continue to serve as Chief Executive Officer for a term of two years, with automatic renewals for one-year periods thereafter absent notice of non- renewal from either party.
Mr. Huang has an initial annual base salary of $400,000, which shall not be subject to decreases generally except for any across-the-board reductions affecting all executives, and is eligible to receive an annual cash performance bonus based 75% on Company performance objectives determined and approved by our Board and 25% on individual performance objectives determined by Mr. Huang and approved by our Board. Mr. Huang is initially eligible for minimum, target and maximum bonus opportunities of 50%, 75% and 150% of his annual base salary, respectively. Mr. Huang is also eligible to participate in the Company’s benefit plans that are offered to similarly situated employees.

Additionally, Mr. Huang is eligible for a three-year long-term incentive program (“LTIP”), under which he received a grant of 1,500,000 shares of RSUs eligible to vest over a three year period (the “LTIP Period”). 300,000 RSUs vest over time based on continued service over the LTIP Period, 600,000 RSUs will vest based on achievement of certain gross profit targets over the LTIP Period (“Profit Target RSUs”) and 600,000 RSUs will vest based on achievement of certain share price hurdles for our common stock during the LTIP Period (“Price Target RSUs”), each subject to Mr. Huang’s continuous employment through each vesting date. In the event Mr. Huang is terminated during the LTIP Period by us without Cause or Mr. Huang resigns for Good Reason (as each term is defined in the term sheet) (“Involuntary Termination”), any unvested RSUs subject to serviced-based vesting shall be forfeited and Mr. Huang shall remain eligible to vest in his unvested performance-based RSUs through the remainder of the LTIP Period as follows, in each case subject to the performance-based vesting milestone attributable to the RSUs being achieved by the end of the LTIP Period: (a) if such Involuntary Termination occurs during the first year of the LTIP Period, up to 150,000 Profit Target RSUs and 150,000 Price Target RSUs; (b) if such Involuntary Termination occurs during the second year of the LTIP Period, up to 325,000 Profit Target RSUs and 325,000 Price Target RSUs; and (c) if such Involuntary Termination occurs during the third year of the LTIP Period, all Profit Target RSUs and Price Target RSUs. Further, all or a portion of the RSUs are subject to accelerated vesting in connection with a change in control (to be defined in the LTIP) (or an Involuntary Termination within six (6) months prior thereto).
If Mr. Huang incurs an Involuntary Termination, in exchange for a release of claims in favor of the Company, Mr. Huang shall receive (i) continued payment of his base salary in equal installments for 24 months, (ii) in the event that Mr. Huang is eligible for and timely elects continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), reimbursements for the monthly costs of the COBRA premiums for 18 months; (iii) any earned and unpaid annual bonus for the prior performance period; and (iv) a payment equal to Mr. Huang’s annual bonus target, pro-rated for the number of days Mr. Huang was employed in the year of termination. If Mr. Huang resigns for Good Reason following a change in control and his base salary, target annual bonus opportunity, and employee benefits are substantially similar following such change in control, then any severance payable to Mr. Huang shall be delayed until Mr. Huang completes up to 12 months of transition support, as determined by the Company.
Mr. Huang is bound by standard non-competition and non-solicitation obligations applicable during the term of employment and for up to 24 months thereafter (the “Restriction Period”), and non- disparagement and confidentiality obligations applicable during the term of employment and surviving indefinitely following the end of the term of employment. In the event Mr. Huang is terminated or resigns following a change in control, then the Restriction Period applicable to Mr. Huang’s post-termination non- competition obligations shall be reduced for any period of transition support Mr. Huang provides at the request of the Company, for a maximum reduction of up to 12 months.
In addition, to the extent any payments made to Mr. Huang under his employment agreement would at any point result, on their own, or in connection with any other payments owed to him, in the imposition of an excise tax under Section 4999 of the Internal Revenue Code, such payments shall only be reduced to the extent a reduction would result in Mr. Huang being better off on an after-tax basis than simply receiving the payments subject to such excise tax.
Alison Weick
In connection with the Business Combination, we have entered into an employment agreement with Ms. Weick. Pursuant to her new employment agreement, Ms. Weick will serve as President, E-Commerce of the Company for a term of two years, with automatic renewals for one-year periods thereafter absent notice of non-renewal from either party.
Ms. Weick has an initial base salary of $330,000, which shall not be subject to decreases generally except for any across-the-board reductions affecting all executives, and is eligible to receive an annual cash performance bonus based 75% on Company performance objectives determined and approved by the Board and 25% on individual performance objectives determined by Ms. Weick and approved by the Board. Ms. Weick is initially eligible for minimum, target and maximum bonus opportunities of 33%, 50% and 150% of her annual base salary, respectively. Ms. Weick is also eligible to participate in the Company’s benefit plans that are offered to similarly situated employees.

Additionally, Ms. Weick is eligible for a three-year long-term incentive program (“LTIP”), under which she received a grant of 550,000 shares of RSUs eligible to vest over a three-year period (the “LTIP Period”). 210,000 RSUs vest over time based on continued service over the LTIP Period (the “Time Vesting RSUs”), 170,000 RSUs will vest based on achievement of certain gross profit targets over the LTIP Period (“Profit Target RSUs”) and 170,000 RSUs will vest based on achievement of certain share price hurdles for Boxed during the LTIP Period (“Price Target RSUs”), each subject to Ms. Weick’s continuous employment through each vesting date. In the event of a change in control during the LTIP Period, subject to Ms. Weick’s continuous employment through the change in control and for a period of twelve months thereafter, the Profits Target RSUs and Price Target RSUs shall vest to the extent the share price hurdles for Boxed have been achieved. In the event Ms. Weick incurs an Involuntary Termination within six months prior to a change in control or within twelve months following a change in control, the RSUs shall be treated as follows: (a) 50% of all unvested Time Vesting RSUs shall vest and the Profit Target RSUs and Price Target RSUs shall remain outstanding and be eligible to vest to the extent the performance conditions have been achieved.
If Ms. Weick is terminated during the LTIP Period by us without Cause or Ms. Weick resigns for Good Reason (as each term is defined in the employment agreement) (“Involuntary Termination”), in exchange for a release of claims in favor of the Company, Ms. Weick shall receive (i) continued payment of her base salary in equal installments for 12 months and (ii) any earned and unpaid annual bonus for the prior performance period. If Ms. Weick resigns for Good Reason following a change in control and her base salary, target annual bonus opportunity, and employee benefits are substantially similar following such change in control, then any severance payable to Ms. Weick shall be delayed until Ms. Weick completes up to 12 months of transition support, as determined by the Company.
Ms. Weick will be bound by non-competition and non-solicitation obligations applicable during the term of employment and for up to 12 months thereafter (the “Restriction Period”), and non- disparagement and confidentiality obligations applicable during the term of employment and surviving indefinitely following the end of the term of employment. In the event Ms. Weick is terminated or resigns following a change in control, then the Restriction Period applicable to Ms. Weick’s post-termination non- competition obligations shall be reduced for any period of transition support Ms. Weick provides at the request of the Company, for a maximum reduction of up to 12 months.
In addition, to the extent any payments made to Ms. Weick under her employment agreement would at any point result, on their own, or in connection with any other payments owed to her, in the imposition of an excise tax under Section 4999 of the Internal Revenue Code, such payments shall only be reduced to the extent a reduction would result in Ms. Weick after-tax basis than simply receiving the payments subject to such excise tax.

Mark Zimowski
On February 21, 2022, we have entered into an employment agreement with Mr. Zimowski. Pursuant to his new employment agreement, Mr. Zimowski will continue to serve as Chief Financial Officer and Treasurer of the Company for a term of two years, with automatic renewals for one-year periods thereafter absent notice of non-renewal from either party.
Mr. Zimowski has an initial base salary of $330,000, which shall not be subject to decreases generally except for any across-the-board reductions affecting all executives, and is eligible to receive an annual cash performance bonus based 75% on Company performance objectives, of which 50% will be based on a gross profit target and 50% to be based on Adjusted EBITDA target, both as determined and approved by the Board, and 25% on individual performance objectives determined by Mr. Zimowski and approved by the Board. Mr. Zimowski is initially eligible for minimum, target and maximum bonus opportunities of 40%, 60% and 120% of his annual base salary, respectively. Mr. Zimowski is also eligible to participate in the Company’s benefit plans that are offered to similarly situated employees.

Additionally, Mr. Zimowski is eligible for a three-year long-term incentive program (“LTIP”), under which he will receive a grant of 800,000 shares of RSUs eligible to vest over a three-year period (the “LTIP Period”). 320,000 RSUs vest over time based on continued service over the LTIP Period (the “Time Vesting RSUs”), 240,000 RSUs will vest based on achievement of certain gross profit targets over the LTIP Period (“Profit Target RSUs”) and 240,000 RSUs will vest based on achievement of certain share price hurdles for Boxed during the LTIP Period (“Price Target RSUs”), each subject to Mr. Zimowski’s continuous employment through each vesting date. In the event of a change in control during the LTIP Period, subject to Mr. Zimowski’s continuous employment through the change in control and for a period of twelve months thereafter, the Profits Target RSUs and Price Target RSUs shall vest to the extent the share price hurdles for Boxed have been achieved. In the event Mr. Zimowski incurs an Involuntary Termination within six months prior to a change in control or within twelve months following a change in control, the RSUs shall be treated as follows: (a) 100% of all unvested Time Vesting RSUs shall vest and the Profit Target RSUs and Price Target RSUs shall vest to the extent certain net sale price performance conditions have been achieved.
If Mr. Zimowski is terminated during the LTIP Period by us without Cause or Mr. Zimowski resigns for Good Reason (as each term is defined in the employment agreement) (“Involuntary Termination”), in exchange for a release of claims in favor of the Company, Mr. Zimowski shall receive (i) continued payment of his base salary in equal installments for 12 months and (ii) any earned and unpaid annual bonus for the prior performance period. If Mr. Zimowski resigns for Good Reason following a change in control and his base salary, target annual bonus opportunity, and employee benefits are substantially similar following such change in control, then any severance payable to Mr. Zimowski shall be delayed until Ms. Zimowski completes up to 12 months of transition support, as determined by the Company.
Mr. Zimowski will be bound by non-competition and non-solicitation obligations applicable during the term of employment and for up to 12 months thereafter (the “Restriction Period”), and non-disparagement obligations during the term of employment and surviving for five years thereafter and confidentiality obligations during the term of employment and surviving indefinitely thereafter. In the event Mr. Zimowski is terminated or resigns following a change in control, then the Restriction Period applicable to Mr. Zimowski’s post-termination non- competition obligations shall be reduced for any period of transition support Mr. Zimowski provides at the request of the Company, for a maximum reduction of up to 12 months.
In addition, to the extent any payments made to Mr. Zimowski under his employment agreement would at any point result, on their own, or in connection with any other payments owed to him, in the imposition of an excise tax under Section 4999 of the Internal Revenue Code, such payments shall only be reduced to the extent a reduction would result in Mr. Zimowski after-tax basis than simply receiving the payments subject to such excise tax.
Director Compensation
None of our directors received any compensation for their services as a director for our fiscal year ended December 31, 2021. However, in connection with the Business Combination, we established a policy pursuant to which each independent non-employee director who did not otherwise serve as the Chief Executive Officer or Chief Financial Officer of Boxed prior to the effectiveness of the Business Combination are expected to receive compensation for future fiscal years. Pursuant to such policy, eligible non-employee directors will receive an annual director fee of $62,500, as well as an additional fee of $20,000 for service as a chairperson of our audit committee, $10,000 for service on our audit committee, $10,000 for service as a chairperson of our nominating and governance committee, $5,000 for service on our nominating and governance committee, $15,000 for service as a chairperson of our compensation committee and $7,500 for service on our compensation committee, each earned on a quarterly basis. Each eligible non-employee director will receive an initial equity award with a grant date value of $62,500, which will vest in full on the date of our annual shareholder meeting immediately following the date of grant, subject to the non-employee director continuing in service through each vesting date. Each eligible non-employee director will also receive an annual equity award with a grant date value of $62,500, which will vest in full on the earlier of the date of our annual shareholder meeting immediately following the date of grant or the first anniversary of the date of grant, subject to the non-employee director continuing in service through such meeting date and a start date equity award with a grant date value of $62,500, which will vest on the earlier of the date of our annual shareholder meeting immediately following the date of grant or the first anniversary of the date of grant, subject to the non-employee director continuing in service through such meeting date, provided, that, the first annual equity award for each non-employee director shall be prorated based on such non-employee director’s board service start date. In the event of a Change in Control (as defined in the Incentive Award Plan), all outstanding equity awards held by eligible non-employee directors will immediately vest in full.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Beneficial Ownership Table
The following table sets forth information known to the Company regarding beneficial ownership of our common stock as of March 10, 2022, by:

•each person who is the beneficial owner of more than 5% of the outstanding shares of our common stock;
•our named executive officers and directors; and
•all of our executive officers and directors as a group.
The beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of March 10, 2022. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. The beneficial ownership percentages set forth below are based on the 68,855,809 shares of common stock issued and outstanding as of March 10, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares	% of Ownership
5% Holders
Entities affiliated with Atalaya Capital Management LP(2)	6,164,370	9.0%
PepsiCo, Inc.(3)	4,586,075	6.7%
Entities affiliated with Hamilton Lane(4)	4,165,556	6.0%
AEON Co., Ltd.(5)	3,629,583	5.3%
Directors and Executive Officers
Chieh Huang(6)	2,451,381	3.6%
Yuki Habu	—	—
David Liu	—	—
Gary S. Matthews(7)	1,828,321	2.7%
David Miller	—	—
Emerson S. Moore II	—	—
Andrew C. Pearson(8)	673,089	*
Harshul Sanghi	—	—
Eileen M. Serra(9)	39,382	*
Alison Weick(10)	112,393	*
Jared Yaman(11)	1,768,516	2.6%
Mark Zimowski(12)	148,690	*
Veracelle Vega	—	—
All directors and executive officers as a group (13 individuals)	7,021,772	10.2%
* Less than one percent
(1)Unless otherwise noted, the business address of each of those listed in the table above is 451 Broadway, New York, New York 10013.
(2)Based on information included in a Schedule 13D filed on December 15, 2021 by ACM ARRT VII D LLC, Atalaya Special Purpose Investment Fund LP and Atalaya Capital Management LP. The address of each of the entities listed above is One Rockefeller Plaza, 32nd Floor, New York, NY 10020.
(3)Based on information included in a Schedule 13G filed on December 17, 2021 by PepsiCo, Inc. The address of the entity listed above is 700 Anderson Hill Road, Purchase, New York 10577.

(4)Based on information included in a Schedule 13D filed on December 20, 2021 by HLSF V Holdings LP, Hamilton Lane Secondary Fund V GP LLC, HL Private Assets Holdings LP, HL GPA GP LLC and Hamilton Lane Advisors, L.L.C. The address of the entities listed above is 110 Washington St., Suite 1300, Conshohocken, Pennsylvania 19428.
(5)Based on information included in a Schedule 13D filed on February 18, 2022 by AEON Co., Ltd. The address of the entity listed above is 5-1, 1-Chome, Nakase, Mihama-ku, Chiba-shi, Chiba, 261-8515.
(6)Consists of (i) 2,302,481 shares of common stock held of record by Mr. Huang and (ii) 148,900 shares of common stock issuable upon exercise of options exercisable as of or within 60 days of March 10, 2022.
(7)Consists of (i) 1,416,321 shares of common stock held of record by Mr. Matthews, (ii) 330,000 shares of common stock issuable upon exercise of warrants exercisable as of or within 60 days of March 10, 2022 and (iii) 82,000 shares of common stock held of record by Seven Oaks Sponsor LLC (the “Sponsor”). Each of Mr. Matthews and Mark Hauser is a member and the manager of the Sponsor and has voting and investment discretion with respect to the common stock held of record by the Sponsor. Of the shares of common stock held by Mr. Matthews and the Sponsor, 427,116 and 25,083 shares of common stock, respectively, are outstanding but remain subject to performance vesting terms. The address of each of Mr. Matthews and the Sponsor is 445 Park Avenue, 17th Floor, New York, NY 10022.
(8)Consists of (i) 415,589 shares of common stock held of record by Mr. Pearson, (ii) 257,500 shares of common stock issuable upon exercise of warrants exercisable as of or within 60 days of March 10, 2022. Of the shares of common stock held by Mr. Pearson, 121,005 shares of common stock are outstanding but remain subject to performance vesting terms. The address of Mr. Pearson is 445 Park Avenue, 17th Floor, New York, NY 10022.
(9)Consists of 39,382 shares of common stock held of record by Ms. Serra. Of the shares of common stock held by Ms. Serra, 12,046 shares of common stock are outstanding but remain subject to performance vesting terms.
(10)Consists of 112,393 shares of common stock issuable upon exercise of options exercisable as of or within 60 days of March 10, 2022.
(11)Consists of (i) 1,608,980 shares of common stock held of record by Mr. Yaman and (ii) 159,536 shares of common stock issuable upon exercise of options exercisable as of or within 60 days of March 10, 2022.
(12)Consists of 148,690 shares of common stock issuable upon exercise of options exercisable as of or within 60 days of March 10, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column) (#)
Equity compensation plans approved by security holders(1)	5,832,519		3.30		12,029,817
Equity compensation plans not approved by security holders	—		—		—
Total	5,832,519	(2)	3.30	(3)	12,029,817	(4)

(1)Consists of the 2013 Equity Incentive Plan, 2021 Incentive Award Plan, and 2021 Employee Stock Purchase Plan or ESPP.
(2)Consists of options under the 2013 Equity Incentive Plan.

(3)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options.

(4)Includes 10,024,848 shares available for future issuance under our 2021 Incentive Award Plan and 2,004,969 shares available for future issuance under our ESPP, which does not reflect the reduction in the shares available for issuance as a result of the 1,280,000 restricted stock units deemed granted for the purposes of ASC 718, but that will not be issued until after the effectiveness of our registration statement on Form S-8. The number of shares available for issuance under our 2021 Incentive Award Plan increases automatically on January 1 of each calendar year of the Company beginning in 2022 and ending in 2031, in an amount equal to the lesser of (i) 5.0% of the aggregate number of outstanding shares of our common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our Board. The number of shares available for issuance under of ESPP increases automatically on January 1 of each calendar year of the Company beginning in 2022 and ending in 2031, an amount equal to the lesser of (i) 1.0% of the aggregate number of outstanding shares of our common stock of the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our Board. There are no shares available for issuance under the 2013 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions
Our board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our legal team is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our legal team determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our legal department is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chairperson of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.
All transactions described below that were entered into following the Closing were undertaken in compliance with our Related Person Transaction Policy described above, including review and approval by our Audit Committee.

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders
The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2021, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”
Registration Rights Agreement
In connection with the Closing, we and certain stockholders of Old Boxed and Seven Oaks entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement within 30 days of the closing of the Business Combination. Certain Old Boxed stockholders and Seven Oaks stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering not more than once in any 12-month period, so long as the total offering price is reasonably expected to exceed $50.0 million. We also agreed to provide “piggyback” registration rights, subject to certain requirements and customary conditions. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

Sponsor Agreement
Concurrently with the execution of the Business Combination Agreement, we, Seven Oaks, the Sponsor, and Jones entered into a sponsor agreement (the “Sponsor Agreement”), pursuant to which 1,940,625 Founder Shares (as defined below) are subject to the following time and performance-based vesting provisions: half of the Earnout Shares will become vested if, within the Earnout Period, our common stock trades at greater than $12.00 per share for any twenty (20) trading days within any consecutive thirty (30) trading day period, and with the remainder of the Earnout Shares to be released if our common stock trades at greater than $14.00 per share within the Earnout Period. Notwithstanding the foregoing, the Earnout Shares will vest in the event of a sale of Boxed at a price that is equal to or greater than the redemption price payable to our stockholders. Founder Shares subject to vesting pursuant to the above terms that do not vest in accordance with such terms shall be forfeited. With certain exceptions, the Sponsor and Jones agreed that it will not transfer any Founder Shares until 180 days after (and excluding) the Closing (the “Lock-up Period”), consistent with the provisions under Section 7.12 of our bylaws.
Seven Oaks Related Party Transactions
Founder Shares
On October 13, 2020, our Sponsor and Jones, an affiliate of one of the underwriters of the Initial Public Offering, purchased the Founder Shares for a total purchase price of $25,000. On December 17, 2020, Seven Oaks effected a 1.125-for-1 stock split of its Class B common stock, resulting in an aggregate of 6,468,750 shares of Class B common stock (the “Founder Shares”) outstanding. Of the 6,468,750 Founder Shares outstanding, up to 843,750 shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on December 22, 2020; thus, these 843,750 Founder Shares were no longer subject to forfeiture. At the Closing, pursuant to the Convertible Note Subscription Agreements, the Sponsor transferred 102,075 Founder Shares to XYQ US, LLC and JTCM Ventures, an affiliate of Jones, transferred 22,925 Founder Shares to XYQ US, LLC. Upon consummation of the Closing, the aggregate 125,000 transferred Founder Shares automatically converted into 125,000 shares of common stock.
Seven Oaks' office space was leased by an affiliate of the Sponsor. Commencing upon consummation of the Initial Public Offering, Seven Oaks reimbursed the affiliate of the Sponsor $20,000 per month for office space, secretarial and administrative services. Upon the Closing, it ceased paying these monthly fees.
Private Placements
Seven Oaks entered into common stock PIPE Subscription Agreements with the PIPE Investors, pursuant to which the PIPE Investors agreed to purchase immediately prior to the Closing an aggregate of 3,250,000 shares of Seven Oaks Class A common stock at a purchase price of $10.00 per share, of which an aggregate of 100,000 shares of Seven Oaks Class A common stock were issued to certain members of Seven Oaks' and Boxed’s management teams. In connection with the Closing, all of the issued and outstanding shares of Seven Oaks Class A common stock, including the shares of Seven Oaks Class A common stock issued to the PIPE Investors, converted, on a one-for-one basis, into shares of common stock.
Seven Oaks also entered into the Convertible Note Subscription Agreements, each dated as of June 13, 2021, with certain institutional investors, pursuant to which, among other things, Seven Oaks agreed to issue and sell, in Private Placements to close immediately prior to the Closing, an aggregate of $87.5 million of principal amount of Convertible Notes. The Convertible Notes will mature in five years. The Convertible Notes will be convertible, at our election, for shares of common stock, cash or a combination of cash and such shares, based on a conversion price of $12.00 per share (subject to customary anti-dilution adjustments) in accordance with the terms thereof. The Convertible Notes will bear interest at a rate of 7.00% per annum, paid-in-kind or in cash at our option and accruing semi-annually.

Boxed Related Party Transactions
Services Agreement with AEON
In February 2021, we entered into a platform development and services agreement with AEON Integrated Business Services Co., Ltd., a wholly-owned subsidiary of AEON, a related party, pursuant to which we licensed certain of our resources to AEON to support the development, deployment and maintenance of certain of AEON’s e-commerce and digital marketplace operations overseas.
This agreement will terminate upon the earlier of (i) ninety days from the date the last statement of work under this agreement expires or terminates or (ii) upon either party giving the other party written notice of breach or default, subject in certain instances to applicable cure periods.
Under the agreement, we have agreed to indemnify AEON against certain claims arising in connection with the agreement or third-party claims of intellectual property infringement. We are also entitled to indemnification from AEON against third-party claims arising from intellectual property infringement by AEON. This agreement involves a royalty fee structure with different royalty fees ranging from low single digits to low double digits, depending on volume. In the six months ended June 30, 2021, we received approximately $6.04 million in payments from AEON under the agreement.
Indemnification under Certificate of Incorporation and Bylaws; Indemnification Agreements
Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL, subject to certain exceptions contained in our bylaws. In addition, our certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty.
We have also entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the indemnitees with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the DGCL, subject to certain exceptions contained in those agreements.

Independence of the Board
NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, we concluded that Gary Matthews, David Liu, Emerson S. Moore II, Andrew Pearson, Harshul Sanghi and Eileen Serra, representing six of Boxed’s nine directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.
Item 14. Principal Accounting Fees and Services

The following shows the fees billed by Deloitte & Touche LLP for the audit of our annual financial statements for the last two fiscal years and for other services rendered by Deloitte & Touche LLP to the Company during our last two fiscal years.

Fee Category:	Fiscal 2021	Fiscal 2020
Audit fees(1)	$580,000	$529,041
Audit-related fees(2)	1,663,750	—
Tax fees(3)	—	31,400
Total fees	$2,243,750	$560,441

(1)Audit fees represent fees and out-of-pocket expenses whether or not yet invoiced for professional services provided in connection with the audit of the Company’s financial statements.

(2)Audit-related fees consist of fees billed in relation to our Business Combination, the S-1 and S-4 registration statements, and audit services provided in connection with other regulatory filings.

(3)Tax fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include consultation on tax matters and assistance regarding federal, state and international tax compliance.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Documents filed as part of this report;
1.Financial Statements
The following Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
2.Financial Statement Schedules
All financial statement schedules for the Company have been included in the Consolidated Financial Statements or the related footnotes, or are either inapplicable or not required.
3.Exhibits †
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of June 13, 2021, by and among the Registrant, Blossom Merger Sub, Inc., Blossom Merger Sub II, LLC and Giddy Inc.	8-K	001-39817	2.1†	06/14/2021
2.1(a)	Amendment to Agreement and Plan of Merger, dated as of November 26, 2021, by and among the Registrant, Blossom Merger Sub, Inc., Blossom Merger Sub II, LLC, and Giddy Inc.	8-K	001-39817	2.1	11/26/2021
3.1	Amended and Restated Certificate of Incorporation of Boxed, Inc.	8-K	001-39817	3.1	12/14/2021
3.2	Amended and Restated Bylaws of Boxed, Inc.	S-1	333-261823	3.2	12/22/2021
4.1	Specimen Common Stock Certificate.	8-K	001-39817	4.1	12/14/2021
4.2	Warrant Agreement between the Registrant and Continental Stock. Transfer & Trust Company, dated as of December 17, 2020.	8-K	001-39817	4.1	12/23/2020
4.3	Form of Warrant Certificate.	8-K	001-39817	4.3	12/14/2021
4.4	Indenture, dated as of December 8, 2021, between the Registrant and U.S. Bank National Association.	8-K	001-39817	4.4	12/14/2021
4.5	Form of 7.00% Convertible Senior Notes due 2026.	8-K	001-39817	4.5	12/14/2021
4.6	Description of Securities.					*
10.1	Form of PIPE Subscription Agreement.	8-K	001-39817	10.1	06/14/2021

10.2	Form of Management Subscription Agreement.	8-K	001-39817	10.2	06/14/2021
10.3	Form of Convertible Note Subscription Agreement.	8-K	001-39817	10.3	06/14/2021
10.4	Sponsor Agreement, dated as of June 13, 2021, by and among Seven Oaks Sponsor LLC, Giddy Inc., JonesTrading Institutional Services LLC, Jones & Associates, Inc. and the Registrant.	8-K	001-39817	10.4	06/14/2021
10.5	Employment Term Sheet, dated as of June 11, 2021, by and between the Registrant and Chieh Huang.	8-K	001-39817	10.5	06/14/2021
10.6	Offer Letter, dated as of December 9, 2019, by and between Giddy Inc. and Alison Weick.	S-4	333-258030	10.6	7/20/2021
10.7+	Boxed, Inc. 2021 Incentive Award Plan.					*
10.7(a)+	Form of Boxed, Inc. Stock Option Grant Notice under the 2021 Incentive Award Plan.	S-1	333-261823	10.7(a)	12/22/2021
10.7(b)+	Form of Boxed, Inc. Restricted Stock Unit Grant Notice under the 2021 Incentive Award Plan.	S-1	333-261823	10.7(a)	12/22/2021
10.7(c)+	Form of Boxed, Inc. Restricted Stock Unit Grant Notice under the 2021 Incentive Award Plan (Non-Employee Directors).	S-1	333-261823	10.7(a)	12/22/2021
10.8+	Boxed, Inc. 2021 Employee Stock Purchase Plan.					*
10.9+	Giddy Inc. 2013 Equity Incentive Plan.					*
10.9(a)+	Form of Giddy Inc. Stock Option Grant Notice under the 2013 Equity Incentive Plan.	S-4	333-258030	10.9(a)	7/20/2021
10.9(b)+	Form of Restricted Stock Purchase Agreement Award Notice under the 2013 Equity Incentive Plan.	S-4	333-258030	10.9(b)	7/20/2021
10.10#	Boxed Platform Development and Services Agreement, dated as of February 12, 2021, by and between Ashbrook Commerce Solutions LLC (d/b/a Boxed) and AEON Integrated Business Services Co., Ltd.	S-4	333-258030	10.10	7/20/2021
10.11	Form of Indemnification Agreement.	S-4/A	333-258030	10.11	10/22/2021
10.12	Amended and Restated Registration Rights Agreement, dated as of December 8, 2021, by and among the Registrant and the holders party thereto.					*
10.13	Offer Letter, dated as of September 23, 2016, by and between Giddy Inc. and Mark Zimowski.					*
10.14#†	Credit Agreement, dated as of August 4, 2021, among Giddy Inc., as Borrower, the Lenders party thereto and Alter Domus (US) LLC, as Administrative Agent.	S-4/A	333-258030	10.14	9/09/2021
10.15	Employment Agreement, dated as of July 15, 2021, by and between the Registrant and Chieh Huang.	S-4/A	333-258030	10.15	10/22/2021

10.16	Employment Agreement, dated as of October 21, 2021, by and between the Registrant and Alison Weick.	S-4/A	333-258030	10.16	10/22/2021
10.17	Forward Purchase Agreement, dated November 28, 2021, by and between ACM ARRT VII D LLC and the Registrant.	8-K	001-39817	10.1	11/30/2021
10.18	Boxed, Inc. Non-Employee Director Compensation Policy.	8-K	001-39817	10.18	12/14/2021
21.1	List of Subsidiaries.	8-K	001-39817	21.1	12/14/2021
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*
________________
†Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item. 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*Filed herewith.
**    Furnished herewith.
+    Indicates a management contract or compensatory plan.
#    Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).
Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXED, INC.

Date: March 15, 2022	By:	/s/ Chieh Huang
	Name:	Chieh Huang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Chieh Huang	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022
Chieh Huang

/s/ Mark Zimowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2022
Mark Zimowski

/s/ Jared Yaman	Chief Operating Officer and Director	March 15, 2022
Jared Yaman

/s/ Gary S. Matthews	Director	March 15, 2022
Gary S. Matthews

/s/ Yuki Habu	Director	March 15, 2022
Yuki Habu

/s/ David Liu	Director	March 15, 2022
David Liu

/s/ Emerson S. Moore II	Director	March 15, 2022
Emerson S. Moore II

/s/ Andrew C. Pearson	Director	March 15, 2022
Andrew C. Pearson

/s/ Harshul Sanghi	Director	March 15, 2022
Harshul Sanghi

/s/ Eileen Serra	Director	March 15, 2022
Eileen Serra