Form 10-Q
period 2022-03-31
Boxed, Inc.
filed 2022-05-10
CIK 1828672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 001-39817

Boxed, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-3316188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

451 Broadway, Floor 2 New York, NY 10013 (646) 586-5599
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 68,855,829 shares of common stock as of May 6, 2022.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that express Boxed, Inc.’s (the “Company,” “we,” “us,” “our,” “Boxed,” or "New Boxed") opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report, including Part II, Item 1A, “Risk Factors,” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity.
These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including without limitation, risks related to:
•responding to market conditions and global and economic factors beyond our control, including the ongoing COVID-19 pandemic and potential changes in the nature in which businesses are operated following the pandemic;
•employing the capital we received through the Business Combination (as defined below) to develop and expand marketing and sales capabilities and to grow brand recognition and customer loyalty;
•maintaining the listing of our common stock and warrants on the New York Stock Exchange (the “NYSE”);
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

•our ability to remediate existing and potential future material weaknesses in our internal control over financial reporting and to maintain effective internal control over financial reporting, which, if unsuccessful, may result in material misstatements of our consolidated financial statements or failure to meet periodic reporting obligations or impair access to the capital markets; and
•other factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).
The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated in our subsequent filings with the SEC, and in Part II, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in Quarterly Report . The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report.
WHERE YOU CAN FIND MORE INFORMATION
We may use the Investor Relations section of our Website as a distribution channel of material information about the Company including through press releases, investor presentations, and notices of upcoming events. We intend to utilize the Investor Relations section of our Website at https://investors.boxed.com as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD.

CERTAIN DEFINED TERMS
Each of the terms the “Company,” “we,” “our,” “us,” “Boxed,” “New Boxed,” and similar terms used herein refer collectively to Boxed, Inc., a Delaware Corporation, and its consolidated subsidiaries, unless otherwise stated.
In this Quarterly Report, unless otherwise stated or unless the context otherwise requires:
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
“SEC” means the U.S. Securities and Exchange Commission.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOXED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2022 (Unaudited) and December 31, 2021
(in thousands except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,935	$105,027
Restricted cash	2,768	2,768
Accounts receivable, net	3,194	3,122
Inventories	13,066	11,428
Prepaid expenses and other current assets	12,000	4,915
Deferred contract costs, current	—	7,580
TOTAL CURRENT ASSETS	100,963	134,840
Property and equipment, net	6,602	7,019
Unbilled receivables	11,044	8,891
Forward purchase receivable	58,184	60,050
Operating lease right-of-use asset (1)	10,520	—
Goodwill	7,444	7,444
Prepaid expenses, noncurrent	10,702	—
Deferred contract costs, noncurrent	—	11,847
Other long-term assets	1,431	1,514
TOTAL ASSETS	$206,890	$231,605
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$16,542	$28,936
Accrued expenses	10,600	6,392
Deferred revenue	1,904	2,020
Operating lease liabilities, current (1)	3,270	—
Other current liabilities	18,031	21,899
SPAC warrant liabilities	19,820	22,045
TOTAL CURRENT LIABILITIES	70,167	81,292
PIPE Convertible Notes, net of transaction costs	77,371	77,047
Long-term debt	43,386	43,287
Forward purchase option derivative	17,609	4,203
Earnout liability	20,145	27,134
Operating lease liabilities, noncurrent (1)	7,703	—
Other long-term liabilities	104	217
TOTAL LIABILITIES	236,485	233,180
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value per share; 600,000,000 shares authorized as of both March 31, 2022 and December 31, 2021; 66,915,204 and 66,647,242 shares issued and outstanding as of both March 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	391,257	383,066
Accumulated deficit	(420,859)	(384,648)
TOTAL STOCKHOLDERS’ DEFICIT	(29,595)	(1,575)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$206,890	$231,605
(1) Figures as of March 31, 2022 reflect the Company’s January 1, 2022 adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases. For additional details, see Note 1.
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BOXED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2022 and 2021 (Unaudited)
(in thousands except share and per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Net revenue:
Retail	$44,396	$39,876
Software & Services(1)	2,230	982
Total net revenue	46,626	40,858
Cost of sales:
Retail	(40,049)	(35,664)
Software & Services(1)	(482)	(265)
Total cost of sales	(40,531)	(35,929)
Gross profit	6,095	4,929
Advertising expense	(11,695)	(5,707)
Selling, general, and administrative expense	(23,410)	(12,514)
Loss from operations	(29,010)	(13,292)
Other income (expense), net	(7,201)	(913)
Loss before income taxes	(36,211)	(14,205)
Income taxes	—	—
Net loss	$(36,211)	$(14,205)
Net loss per common share:
Basic net loss per common share	$(0.54)	$(1.55)
Diluted net loss per common share	$(0.54)	$(1.55)
Weighted average shares outstanding:
Basic	66,861,005	9,419,197
Diluted	66,861,005	9,419,197
(1) For information related to related party transactions, see Note 16.
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BOXED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2022 and 2021 (Unaudited)
(in thousands except share and per share amounts)

	Total Convertible Preferred Stock		Common		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	66,647,242	$7	$383,066	$(384,648)	$(1,575)
Stock-based compensation	—	—	—	—	5,180	—	5,180
Exercise of warrants	—	—	821	—	11	—	11
Issuance of awards related to acquisition	—	—	267,141	—	3,000	—	3,000
Net loss	—	—	—	—	—	(36,211)	(36,211)
Balances at March 31, 2022	—	$—	66,915,204	$7	$391,257	$(420,859)	$(29,595)

Balances at December 31, 2020	42,383,516	$325,201	9,888,776	$—	$6,983	$(315,425)	$(308,442)
Retroactive application of recapitalization	(2,127,590)	—	(496,415)	1	(1)	—	—
Adjusted beginning balance	40,255,926	325,201	9,392,361	1	6,982	(315,425)	(308,442)
Stock-based compensation	—	—	—	—	375	—	375
Exercises of common stock options	—	—	38,430	—	68	—	68
Retroactive application of recapitalization	—	—	(1,904)	—	—	—	—
Series C-3 preferred stock remeasurement	—	401	—	—	(401)	—	(401)
Other adjustments	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(14,205)	(14,205)
Balances at March 31, 2021	40,255,926	$325,602	9,428,887	$1	$7,024	$(329,630)	$(322,605)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BOXED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2022 and 2021 (Unaudited)
(in thousands except share and per share amounts)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,211)	$(14,205)
Adjustments to reconcile net loss to net cash used in operating activities:	—
Depreciation and amortization	1,016	1,230
Stock-based compensation	5,180	375
Bad debt expense/(change in reserve)	64	(43)
Change in fair value of warrants and derivative instruments	4,193	786
Amortization of debt discount	423	—
Noncash operating lease expense	779	—
Changes in assets and liabilities:
Receivables, net	(136)	(3,106)
Inventories	(1,638)	(460)
Prepaid expenses and other current assets	(7,085)	(394)
Unbilled receivables	(2,153)	—
Operating lease liabilities	(768)	—
Prepaid expenses, noncurrent	(10,702)	—
Deferred contract costs	19,428	—
Other long-term assets	82	—
Accounts payable	(12,396)	4,072
Accrued expenses	4,208	2,274
Deferred Revenue	(116)	4,951
Other liabilities	(520)	(1,738)
Net cash used in operating activities	(36,352)	(6,258)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(599)	(420)
Forward purchase payments	(474)	—
Forward purchase receipts	2,340	—
Net cash used in investing activities	1,267	(420)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	(18)	(19)
Proceeds from warrants exercise	11	68
Repayments from borrowings	—	(938)
Net cash provided by financing activities	(7)	(889)
Total change in cash, cash equivalents and restricted cash	(35,092)	(7,567)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	107,795	30,043
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$72,703	$22,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Cash paid for taxes	$3	$2
Cash paid for interest	$1,093	$117

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued related to equity consideration of acquisition	$3,000	$—

Cash and cash equivalents at end of period	$69,935	$22,476
Restricted cash at end of period	2,768	—
Cash, cash equivalents and restricted cash at end of period	$72,703	$22,476
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BOXED, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three months ended March 31, 2022 and 2021 (Unaudited)
(in thousands except share and per share amounts)
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
Business Combination — On December 8, 2021 (the “Closing”), the Company (formerly known as Seven Oaks Acquisition Corp. or Seven Oaks) completed the acquisition of Giddy Inc. (“Old Boxed”) pursuant to the definitive agreement dated June 13, 2021 (the “Business Combination Agreement”), by and among, Seven Oaks, two of its wholly-owned subsidiaries, Blossom Merger Sub, Inc. and Blossom Merger Sub II, LLC, and Old Boxed. Upon the Closing, Old Boxed merged with Blossom Merger Sub, Inc., with Old Boxed surviving the merger as a wholly-owned subsidiary of the Company. Immediately following this initial merger, Old Boxed merged with and into Blossom Merger Sub II, LLC, with Blossom Merger Sub II, LLC surviving the merger and changing its name to “Boxed LLC.” Also upon Closing, the Company changed its name from “Seven Oaks Acquisition Corp.” to “Boxed, Inc.” and is referred to herein as “New Boxed,” the “Company,” or the “Post Business Combination Company.” Unless the context otherwise requires, references to “Seven Oaks” herein refer to the Company prior to Closing.
Under the Business Combination Agreement, the Company agreed to acquire all outstanding equity interest of Old Boxed for $550,000 in aggregate consideration, which Old Boxed’s stockholders would receive in the form of shares of common stock of the Company (the consummation of the business combination and the other transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”).
The Business Combination was accounted for as a reverse recapitalization with Old Boxed as the accounting acquirer and as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Old Boxed and its wholly-owned subsidiaries as Old Boxed is the predecessor to the Company.
The Post Combination Company common stock and warrants commenced trading on the New York Stock Exchange under the symbols “BOXD” and “BOXD WS,” respectively, on December 9, 2021. See Note 2, “Business Combination,” for additional details.
MaxDelivery Acquisition — On December 9, 2021, the Company completed an acquisition of substantially all of the assets and operations of MaxDelivery, LLC (“MaxDelivery”), an on-demand grocery delivery business in New York City. Consideration for the acquisition consisted of $4,000 in cash consideration, $3,000 in equity consideration, and a future potential earnout, or contingent consideration, discussed below. The acquisition was accounted for as a business combination under the acquisition method in accordance with guidance found in ASC 805, Business Combinations, and the related fair value considerations and purchase price allocation are detailed within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Operating results for this acquisition have been included in the Company's Condensed Consolidated Statements of Operations since the date of acquisition and are reflected within the Retail segment. For discussion on the accounting treatment of acquired intangible assets and goodwill, refer to the Intangible Assets and Goodwill discussion below.
The Company recorded a contingent consideration liability of $1,711 as of the acquisition date, representing the estimated fair value of the contingent payable to former shareholders. The fair value of the contingent consideration is remeasured at each reporting period, as discussed in Note 14, and is included within earnout liability in the Company's Condensed Consolidated Balance Sheets.
Principles of Consolidation — The accompanying Condensed Consolidated Financial Statements of Boxed, Inc. include its wholly owned subsidiaries, Boxed, LLC, BOXED MAX LLC, Jubilant LLC, and Ashbrook Commerce Solutions LLC. Any intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation — The accompanying Condensed Consolidated Financial Statements of Boxed, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair statement of the Company’s Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. They do not include all information and notes required by U.S. GAAP for annual financial statements.
The unaudited results of operations for the three months ended March 31, 2022 are not necessarily indicative of future results or results to be expected for the full fiscal year ended December 31, 2022.
These unaudited Condensed Consolidated Financial Statements, including the Company’s significant accounting policies, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and related notes thereto included in the Annual Report on Form 10-K.
Considerations Related to COVID-19 — The ongoing spread of COVID-19 throughout the United States and internationally, as well as measures implemented by government authorities to minimize transmission of the virus have had, and continue to have, negative and positive implications for the Company’s business. Though many areas have begun relaxing such restrictions, varying levels of restrictions remain and may be increased, particularly in light of the proliferation of the Delta and Omicron variants.
In the preparation of these condensed consolidated financial statements and related disclosures we have assessed the impact that COVID-19 has had on the Company’s estimates, assumptions, forecasts, and accounting policies and made additional disclosures, as necessary. As COVID-19 and its impacts are unprecedented and ever evolving, future events and effects related to the pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
Going Concern, Liquidity and Management’s Plan — As of March 31, 2022, the Company had total cash and cash equivalents of $69,935, restricted cash of $2,768, and an accumulated deficit. In addition, the Company’s net loss and net cash used in operating activities amounted to $(36,211) and $(36,352), respectively, for the three months ended March 31, 2022. As an emerging growth company, the Company is dependent on outside capital to execute its strategy of investing in growth at the expense of short-term profits. As a result, the Company has incurred significant losses and net cash outflows from operating activities since its inception and expects to incur such losses and remain dependent on outside capital for the foreseeable future until such time that the Company can realize its growth strategy by generating profits and reducing its reliance on outside capital. Given the inherent uncertainties associated with executing the Company’s growth strategy, management can provide no assurance that the Company will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund the Company’s obligations as they become due over the next twelve months from the date these Condensed Consolidated Financial Statements were issued.
In addition, as disclosed in Note 7, the Company entered into a term loan agreement (the “New Term Loan”) in August 2021 for principal of $45,000. The New Term Loan contains a certain number of financial covenants, which requires the Company to (i) maintain minimum unrestricted cash balance of $15,000, (ii) maintain minimum net Retail revenue based upon agreed quarterly targets; and (iii) maintain a Retail gross margin percentage of at least 8%. In order to achieve these targets, the Company expects to invest in growth initiatives including substantially increasing and maintaining higher levels of its marketing spend compared to historical periods. The Company expects these investments, among others, to result in an increase in cash used in operating activities over the next twelve months.
As of March 31, 2022, the Company was in compliance with the financial covenants required by its New Term Loan. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next twelve months. If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the New Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the New Term Loan will be successfully refinanced on terms that are acceptable to the Company.

To date, the Company has raised a substantial amount of capital from outside investors and lenders through the issuance of stock and borrowings, including under our term loans and revolving credit facilities, as well as through the consummation of the Business Combination, and expects this reliance to continue for the foreseeable future. However, as of March 31, 2022, the Company had no additional capital available for borrowing and no firm commitment from current or prospective investors to provide the Company additional capital to fund operations in the foreseeable future. While management believes the Company will be able to obtain additional capital, no assurance can be provided that such capital will be obtained or on terms that are acceptable to the Company. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If management is unsuccessful in securing additional capital and/or executing its strategy of growth whereby the Company realizes profits and generates sufficient cash inflows from operations to fund the Company’s obligations as they become due, management may be required to seek other strategic alternatives such as a further reduction in the Company’s current cost structure, or a recapitalization of the Company’s balance sheet, including related outstanding debt and equity securities.
The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.
Estimates — The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include (i) revenue recognition and deferral in accordance with ASC 606 and (ii) the fair values of derivative instruments within the scope of ASC 815. On a regular basis, management reviews its estimates utilizing currently available information, changes in fact and circumstances, historical experience, and reasonable assumptions. After such review, those estimates are adjusted accordingly. Actual results could differ from those estimates.
Segment Information — The Company manages and reports its operating results through two reportable segments defined by its products and services: Retail and Software & Services. See Note 17 for Segment Reporting for the three months ended March 31, 2022 and 2021.
Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash for the purpose of balance sheet presentation. Cash equivalents, which consist primarily of money market accounts, are carried at cost, which approximates market value.
Restricted Cash — The Company's restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of March 31, 2022 and December 31, 2021 was $2,768 for both periods, respectively, and consists of collateral for letters of credit related to the Company's relationships with certain product vendors, and letters of credit issued in lieu of deposits on certain real estate and facility leases.
Accounts Receivable, Net — Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company estimates that the allowance for doubtful accounts based on historical losses, existing economic conditions, and other information available at the balance sheet date. Uncollectable accounts are written off against the allowance after all collection efforts have been exhausted.
Accounts receivable includes $2,177 and $2,318 of trade receivables at March 31, 2022 and December 31, 2021, respectively. The Company has recorded an allowance of $157 and $96 as of March 31, 2022 and December 31, 2021, respectively.
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
Concentrations of Risk — Certain financial instruments potentially subject us to concentrations of credit risk. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company’s cash balances are primarily on deposit at high credit quality financial institutions. The cash balances in all accounts held at financial institutions are insured up to $250 thousand by the Federal Deposit Insurance Corporation (“FDIC”) through March 31, 2022. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.
The risk with respect to accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. As of March 31, 2022 and December 31, 2021, one third-party seller accounted for approximately 31.6% and 40.9% of the Company’s outstanding receivables, respectively.
Leases — The Company determines whether an arrangement is a lease at inception and classifies the leases as either operating or finance leases. Operating leases are recorded within right-of-use (“ROU”) assets and operating lease liabilities, both current and noncurrent, on the Company’s Condensed Consolidated Balance Sheets. Finance leases are recorded within property and equipment, net and other liabilities, both current and noncurrent, on the Company’s Condensed Consolidated Balance Sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. ROU assets are also adjusted for prepaid rent, initial indirect costs, and lease incentives. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise or not exercise that option, respectively. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company elected to exclude from its balance sheets the recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real-estate leases.
Inventories — Inventories consisting of finished goods are stated at the lower of cost or net realizable value. Inventory costs are determined using the first in, first out method. Inventory costs include price reductions and allowances offered by vendors.
The Company reviews inventories to determine the necessity of write-offs for excess, obsolete, or unsellable inventory. The Company estimates write-offs for inventory obsolescence based on its judgment of future realization. These reviews require the Company to assess customer and market demand. There were no material write-offs for the three months ended March 31, 2022 or 2021.

Property and Equipment, Net — Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets, which range from 3-7 years (see table below). Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases. Improvements are capitalized while expenditures for maintenance and repairs are expensed as incurred.

Estimated Useful Lives
Leasehold improvements	7 years
Warehouse equipment	5 years
Computers and small tools	3 years
Furniture and fixtures	7 years
Finance lease assets	7 years
Software development	4 years
Software Development Costs — The Company classifies software development costs as either internal-use software or external-use software. The Company accounts for costs incurred to develop internal-use software in accordance with ASC 350-40, Internal Use Software. Consequently, the Company capitalizes certain external costs and internal labor-related costs associated with the development of its platforms and internal-use software products after the preliminary project stage is complete and until the software is ready for its intended use. Costs incurred in the preliminary stages of development, after the software is ready for its intended use and for maintenance of internal-use software are expensed as incurred. Upgrades and enhancements are capitalized to the extent they will result in added functionality. Capitalized software costs are included in property and equipment, net within the Condensed Consolidated Balance Sheets and are amortized over the remaining useful life of four years.
In accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, the software development costs incurred in the research and development of software products or the software component of products to be sold, leased, or marketed to external users are expensed as incurred until technological feasibility has been established. Technological feasibility is established upon the completion of a working model. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Software development costs are stated at the lower of unamortized cost or net realizable value. Net realizable value for each software product is assessed based on anticipated profitability applicable to revenues of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for using the straight-line method over the estimated life of the respective product. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented in this report.
Impairment of Long-Lived Assets — The Company periodically evaluates the need to recognize impairment losses relating to long-lived assets in accordance ASC 360, Property, Plant, and Equipment. Long-lived assets are evaluated for recoverability whenever events or circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows, on an undiscounted basis, expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company would write the asset down to fair value and record an impairment charge accordingly. As of March 31, 2022 and December 31, 2021, there were no such events or circumstances that indicate a need for such evaluation.
Deferred Contract Costs — The Company defers contract costs when there is a known current obligation that is not yet paid. In these instances, the Company records deferred contract costs to recognize the asset in its Condensed Consolidated Balance Sheets to offset the Company’s related liability. Deferred contract costs as of December 31, 2021 related to the asset associated with the Company's contract with Palantir as described in Note 11 as well as insurance premiums related to becoming a public company. There were no longer deferred contract costs as of March 31, 2022 as these obligations were paid in the first quarter of 2022 and the related assets have been reclassified to prepaid expenses, both current and noncurrent, on the Company’s Condensed Consolidated Balance Sheets.

Forward Purchase Receivable and Forward Purchase Option Derivative — On December 8, 2021, upon the closing of the Forward Purchase Agreement, as discussed in Note 2, the Company recorded a Forward Purchase Receivable on its Condensed Consolidated Balance Sheets of $65,062 to account for the Prepayment Amount. The Prepayment Amount will be held in a deposit account until the Valuation Date (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions). On the Valuation Date, the Company will receive a pro rata portion of the then remaining Prepayment Amount. As of March 31, 2022, there was $58,184 remaining, gross of interest, as ACM sold 734,702 shares after Closing and through March 31, 2022. Also in connection with the Forward Purchase Agreement, the Company recognized a liability for a freestanding derivative, referred to herein as the “forward purchase option derivative,” on its Condensed Consolidated Balance Sheets. Refer to Note 2 for further detail.
Intangible Assets and Goodwill — As part of the acquisition of MaxDelivery, as discussed above, the Company recorded intangible assets and goodwill on its Condensed Consolidated Balance Sheets. The intangible assets acquired relate to MaxDelivery's customer relationships, trademarks, and internally developed technology which were valued via (i) the multi-period excess-earnings method (ii) relief-from-royalty method and (iii) cost replacement method, respectively, all of which are under the income approach in accordance with ASC 805, Business Combinations. Also in accordance with ASC 805, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Any excess of the purchase price over the fair values of assets acquired, including intangibles and liabilities assumed, was recognized as goodwill. As the Company views MaxDelivery as part of its Retail segment, the goodwill recorded is included within its Retail business unit. The Company's goodwill will be subject to annual impairment testing. Further discussion on the purchase price allocation is detailed within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Debt — The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the Company's long-term debt, including its PIPE Convertible Notes and New Term Loan (as defined in Note 6 and Note 7, respectively), are recorded as a direct deduction from the carrying amount of the debt. Amortization of debt issuance costs was $423 for the three months ended March 31, 2022. There were no corresponding costs for the prior year period. Interest expense for total long-term debt was $3,023 and $112 for the three months ended March 31, 2022 and 2021, respectively.
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
Immediately prior to Closing, all Series of Old Boxed preferred stock was converted into Old Boxed common stock based on the applicable conversion rate for each security and then upon Closing converted into the right to receive approximately 0.9498 shares of New Boxed common stock. As of December 31, 2021, the Company no longer had temporary equity on its Condensed Consolidated Balance Sheets.
Employee Benefit Plan — The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the three months ended March 31, 2022 and 2021.
Stock-Based Compensation — The Company measures and records the expense related to stock-based awards based upon the fair value at the date of grant.
Employee stock-based compensation awards are recorded in accordance with ASC 718, Compensation — Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized as expenses in the Condensed Consolidated Statements of Operations based on their grant date fair values. The Company has granted stock options, restricted stock units, and restricted stock awards. Restricted stock units and awards are determined based on the fair market value of the common stock on the date of the grant.

The use of the Black-Scholes Merton model requires management to make the following assumptions:
Expected Volatility — The Company estimates volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.
Expected Term — Derived from the life of the options granted under the option plan and is based on the simplified method which is essentially the weighted average of the vesting period and contractual term.
Risk-Free Interest Rate — The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues, with a term that is equal to the options’ expected term at the grant date.
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
Net Loss Per Share — Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the SPAC Warrants, PIPE Convertible Notes, restricted stock units, and common stock options outstanding are considered to be potentially dilutive securities for the current period presented, and as a result, diluted net loss per common share is the same as basic net loss per share for the current period. Similarly, for the prior period presented, the convertible preferred stock, common stock warrants, preferred stock warrants, and common stock options outstanding are considered to be potentially dilutive securities, and as a result, diluted net loss per common share is the same as basic net loss per share for the prior period.
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
Income Taxes — In accordance with ASC 740, Income Taxes, the Company applies the guidance accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination be taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement.

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
Revenue Recognition — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted ASU No. 2014-09 and its related amendments (collectively, known as ASC 606, Revenue from Contracts with Customers) effective January 1, 2019, using the modified retrospective approach to all contracts not completed at the date of initial application. Adoption of ASC 606 did not have an impact on the timing of revenue recognition in the Company’s Condensed Consolidated Financial Statements. The Company elects to apply the practical expedient to exclude form this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year. Refer to Note 8 for details about the Company’s revenue streams and respective revenue recognition policies, including remaining performance obligations.
Other Income (Expense), Net — Other income (expense), net, consists primarily of gains (losses) resulting from fair value valuations and adjustments of the Public and Private Warrants and the Company’s derivative instruments, including the Sponsor Earnout Shares, forward purchase option derivative, and contingent consideration related to the MaxDelivery acquisition. Also included in other income (expense), net is interest incurred from the Company’s PIPE Convertible Notes and New Term Loan.
Customer Incentives — The Company offers its customers various sales incentives including sales discounts, loyalty rewards, and free items with purchases. The Company records a reduction of net revenue at the time the discount is taken and at the time loyalty rewards are earned. Historically loyalty rewards have been immaterial to the Company.
Vendor Rebates — The Company has agreements with its suppliers to receive funds for promotions, volume rebates, and marketing. Amounts earned and due from suppliers under these agreements are included in prepaid expenses and other current assets in the condensed consolidated balance sheet. Vendor rebates received by the Company reduce the carrying cost of inventory and are recognized in cost of sales in the condensed consolidated statements of operations when the related inventory is sold.
Cost of Sales — Cost of sales consists of the costs of merchandise, expenses for shipping to and from clients and inbound freight, inventory write-offs and changes in the Company’s inventory reserve, payment processing fees, and packaging materials costs, offset by vendor funded promotions and various vendor allowances. Also included in cost of sales are wages of employees who provide promised services directly to the customer, including wages attributable to implementation and maintenance services for the Company’s Software & Services customers as well as wages attributable to delivery fulfillment services provided to the Company’s MaxDelivery customers.
Delivery Costs — Outbound shipping and handling costs incurred to deliver merchandise to customers amounted to $7,272 and $6,633 for the three months ended March 31, 2022 and 2021, respectively. The delivery costs are included in cost of sales in the Condensed Consolidated Statements of Operations.
Selling, General and Administrative Expense — Selling, general and administrative expense consists primarily of salaries and benefits for warehouse employees as well as all regional and home office employees, including buying personnel. Selling, general and administrative expenses also include substantially all building and equipment depreciation, research and development expense, bank service charges, utilities, as well as other operating costs incurred to support e-commerce website operations. In accordance with ASC 730-10-25, Research and Development, research and development costs are charged to expense as and when incurred in the development of software products to be sold, leased, or marketed to external parties. Research and development expense incurred was $476 and $476 for the three months ended March 31, 2022 and 2021, respectively.

Advertising Expense — The Company expenses advertising as incurred. Advertising expense was $11,695 and $5,707 for the three months ended March 31, 2022 and 2021, respectively. These costs are included in advertising expense in the Condensed Consolidated Statements of Operations. Included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 are prepayments for future advertising expenses of approximately $1,390 and $78, respectively. In addition, beginning in the first quarter of 2022, the Company started to incur advertising costs related to a television commercial production. In accordance with ASC 720-35, Advertising Costs, the Company has elected to defer production advertising costs for its commercial production activities until first-time the advertisement takes place, while the costs of communicating advertising are expensed as services are received. As the commercial production first aired in March 2022, the costs were both deferred and recognized within the first quarter.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), as subsequently amended, which requires a lessee to recognize in its balance sheet an asset and liability for most leases with a term greater than 12 months. These assets, or ROU assets, represent the Company’s right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. In June 2020, the FASB issued Accounting Standards Update No. 2020-5 which deferred the effective date of ASC 842 for privately-held companies. According to the update, the standard is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. In accordance with guidance in Topic 10 of the SEC Division of Corporate Finance’s Financial Reporting Manual, an EGC may elect to comply with new or revised accounting standards as of the effective date for a private company; thus, the Company elected to use the extended transition period for private companies to adopt the standard effective January 1, 2022 using the “modified retrospective transition effective date method” which resulted in a cumulative-effect adjustment to the Condensed Consolidated Balance Sheets at January 1, 2022.
Upon adoption of ASC 842 the Company recognized operating lease ROU assets and operating lease liabilities related to its office leases and fulfillment centers of $11,298 and $11,742, respectively. The difference in the initial operating lease ROU assets and operating lease liabilities balances is $444 related to the de-recognition of existing deferred rent and incentive balances.
The Company elected the "package of practical expedients,” which permitted the Company to not reassess prior conclusions about whether any expired or existing arrangements are or contain a lease, lease classification and the treatment of initial direct costs under the new guidance. The Company did not elect the use-of-hindsight practical expedient.
The Company’s accounting for lessee finance leases remains substantially unchanged from legacy guidance. All prior periods are presented in accordance with legacy guidance for both operating and finance leases. The standard did not have a significant impact on the Company's Condensed Consolidated Statements of Operations or Statements of Cash Flows.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASU 2018-15 as of December 31, 2021 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current “incurred loss” model with an “expected loss” model. Under the “incurred loss” model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been “incurred”). Under the “expected loss” model, an entity will recognize a loss (or allowance) upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The “incurred loss” model considers past events and current conditions, while the “expected loss” model includes expectations for the future which have yet to occur. ASU 2016-13 is effective for private companies beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of the new standard on the Condensed Consolidated Financial Statements.
2.    BUSINESS COMBINATION
On December 8, 2021, the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement, by and among the Company, Blossom Merger Sub, Inc., Blossom Merger Sub II, LLC, and Old Boxed.
Upon consummation of the Business Combination and other transactions, the following occurred:
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
•The 6,468,750 shares of Seven Oaks Class B common stock held by Seven Oaks Sponsor LLC (the “Sponsor”) were each automatically reclassified into one share of New Boxed common stock, of which 1,940,625 are subject to vesting under certain conditions (the “Sponsor Earnout Shares”). The Sponsor Earnout Shares will be considered outstanding for legal purposes prior to the achievement of the vesting conditions but will not be considered outstanding for accounting purposes until such vesting conditions are achieved. Refer to Note 14 for detail on the Company's valuation of these shares.
•Pursuant to subscription agreements entered into in connection with the Business Combination Agreement (the “Subscription Agreements”), certain investors (the “PIPE Investors”) subscribed to purchase an aggregate of 3,250,000 shares of Class A common stock at $10.00 per share and an aggregate of 87,500 in principal amount of convertible notes (the “PIPE Convertible Notes” or “Convertible Notes”) upon consummation of the Business Combination (collectively, the “PIPE Investment”). At Closing, the Company consummated the PIPE Investment and 3,250,000 shares of New Boxed common stock were issued. Refer to Note 6 for terms and details of the PIPE Convertible Notes.
•After giving effect to the transactions described above, including the Redemptions and the consummation of the PIPE Investment, there were 15,554,790 shares of New Boxed common stock issued and outstanding (excluding the Sponsor Earnout Shares).

Prior to the Closing, on November 28, 2021, Seven Oaks entered into an agreement (the “Forward Purchase Agreement”) with ACM AART VII D LLC (“ACM”) for a cash-settled OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, ACM purchased approximately 6,504,768 shares of Seven Oaks' Class A common stock (the “Forward Purchase shares”) and, one business day following the closing of the Business Combination, the Company paid out to ACM an amount (such amount, as adjusted under the Forward Purchase Agreement, the “Prepayment Amount”) equal to the redemption price per share multiplied by the number of subject shares on the date of prepayment. The Prepayment Amount of $65,062 was paid out of the funds received by the Company from Seven Oaks' trust account and will be held in deposit account for the benefit of ACM until the “Valuation Date” (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions). At any time prior to the Valuation Date, ACM may elect an optional early termination to sell some or all of the Forward Purchase shares in the open market. If ACM sells any shares prior to the Valuation Date, a pro-rata portion of the Prepayment Amount will be released from the deposit account and paid to the Company. As of March 31, 2022, ACM has sold 734,702 shares, for which the Company received net proceeds of $6,878. Depending on the manner in which the Forward Purchase Transaction is settled, the Company may never have access to the full remaining Prepayment Amount of $58,184. Refer to Note 12 for further detail on the Forward Purchase Agreement and the related settlement scenarios.
As discussed above, a total of 18,098,335 shares of Seven Oaks Class A common stock were presented for redemption in connection with the Business Combination (the “Redemptions”). As a result, there was approximately $77,784 remaining in Seven Oaks' trust account, following Redemptions. Combined with the total PIPE Investment of $120,000, comprised of $32,500 in equity and $87,500 in Convertible Notes, and after deducting combined company transaction fees of $47,667, there was approximately $150,117 of cash proceeds received by the Company from the transaction. After paying the Prepayment Amount of $65,062 on December 9, 2021, the day after the Closing, the Company had $85,054 in net proceeds remaining. As discussed above, as of March 31, 2022, $6,878 of the amount initially subject to settlement under the Forward Purchase Transaction, has already been recovered by the Company.
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
The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Therefore, the Company recorded these warrants as current liabilities on the Condensed Consolidated Balance Sheets at fair value upon Closing, with subsequent changes in their respective fair values to be recognized in other income (expense), net in the Condensed Consolidated Statements of Operations during future reporting periods. See further disclosure on the change in fair value of Public and Private Warrant liabilities within Note 14.
During the three months ended March 31, 2022, 821 warrants were exercised, leaving 18,524,179 outstanding.

3.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Leasehold improvements	$8,758	$8,716
Warehouse equipment	3,105	3,056
Computers and small tools	1,417	1,337
Furniture and fixtures	85	85
Software development	14,146	14,091
Work in progress	378	7
	27,889	27,292
Less: Accumulated depreciation and amortization	(21,287)	(20,273)
Property and equipment, net	$6,602	$7,019
The Company recorded depreciation and amortization expense of $1,016 and $1,230 for the three months ended March 31, 2022 and 2021, respectively, of which $305 and $499 related to software development costs, respectively.
4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
As of March 31, 2022 and December 31, 2021, the major components of prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid insurance	$3,946	$476
Prepaid services (1)	4,195	1,918
Vendor funds receivable	1,099	1,058
Other prepaid expenses	2,459	806
Other receivables	301	657
Total	$12,000	$4,915
(1) Prepaid services represents the current portion paid to Palantir in the first quarter of 2022 in accordance with the Company’s Master Service Agreement, as discussed and defined in Note 11. The noncurrent portion of $10,702 is recorded as prepaid expenses, noncurrent on the Company’s Condensed Consolidated Balance Sheets.
5.    OTHER CURRENT LIABILITIES
As of March 31, 2022 and December 31, 2021, the major components of other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Credit card payable	$13,347	$13,738
Accrued sales tax payable	1,920	1,708
Deferred rent – short term	—	451
Credits liability	648	641
Obligation for equity consideration(1)	—	3,000
Other accrued liabilities	2,116	2,362
Total	$18,031	$21,899
(1) For further detail on the equity consideration, refer to Note 1 within the discussion on the MaxDelivery Acquisition. The equity consideration was issued in March 2022.

6.    CONVERTIBLE NOTES
Concurrently with the execution of the Business Combination and for the purposes of raising the cash portion of the consideration for the Business Combination, Seven Oaks entered into Subscription Agreements with the PIPE Investors. Pursuant to these agreements, upon the Closing on December 8, 2021, the Company issued an aggregate of $87,500 in principal amount of PIPE Convertible Notes. The PIPE Convertible Notes will bear interest at a rate of 7.00% per annum payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2022. The PIPE Convertible Notes will mature on December 15, 2026, unless earlier repurchased by the Company or converted at the option of the holders. Upon conversion, the Company will settle conversions of PIPE Convertible Notes through payment or delivery, as the case may be, of cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election.
The initial conversion rate for the PIPE Convertible Notes is 83.333 shares of common stock per $1 thousand principal amount of the PIPE Convertible Notes (which represents an initial conversion of approximately $12.00 per share). The conversion rate for the PIPE Convertible Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, if a make-whole fundamental change (as defined in the indenture governing the PIPE Convertible Notes) or a redemption with respect to the PIPE Convertible Notes occurs prior to the maturity date, under certain circumstances as specified in the relevant indenture, the Company will increase the conversion rate for the PIPE Convertible Notes by a number of additional shares of the Company's common stock for a holder that elects to convert its notes in connection with such make-whole fundamental change or redemption.
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
To the extent that the Company is unable to pay cash interest on the PIPE Convertible Notes on each interest payment date because of restrictions in the Company's new term loan agreement (as discussed in Note 6), or at the election of the Company to defer interest payments, an amount equal to the unpaid interest then due will be added to the principal amount, without any action by the Company or the lender of the new term loan. The interest that is capitalized with, or added to, the principal amount is known as “PIK Interest.” As of March 31, 2022, the Company accrued for $1,531 of interest. Prior to each interest period, at its election, the Company will determine whether to pay cash interest or defer to PIK Interest.
Of the total transaction costs incurred as part of the Business Combination, $10,534 was allocated to the PIPE Convertible Notes and treated as debt issuance costs. As of March 31, 2022, the remaining period over which the debt issuance costs will be amortized was 4.71 years.
The indenture related to the Subscription Agreements includes customary affirmative and negative covenants including, among other things, compliance with applicable law, payment terms, events of default, and the terms surrounding the ability to repurchase the PIPE Convertible Notes.

7.    DEBT
On August 4, 2021, the Company entered into a new term loan agreement (“the New Term Loan”). The New Term Loan will provide the Company with $45,000 at a floating per annum rate of LIBOR plus 8.5%, with a maturity date of August 4, 2025. Should LIBOR no longer be published, the agreement provides for an alternative rate of interest based on the per annum rate equal to the greatest of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1% in effect on such day. The agreement provides the lender with a first priority security interest in all of the Company’s assets and contains a certain number of financial covenants, which requires us to (i) maintain minimum unrestricted cash balance of $15,000, (ii) maintain minimum net Retail revenue based upon agreed upon quarterly targets, and (iii) maintain a Retail gross margin percentage of at least 8%. These net Retail revenue and Retail gross margin targets are tested quarterly on a trailing twelve-month basis. The agreement also includes other affirmative and negative covenants, which, among other things, restricts the Company’s ability to pay dividends or make any distributions, incur indebtedness, incur liens, and sell substantially all of its assets. The agreement also subjects the Company to certain reporting covenants. The Company is required to provide monthly, quarterly and annual financial statements, operating budget and metrics, and other financial information as requested. Also in connection with the New Term Loan, the Company issued 126,993 warrants to purchase price stock at an exercise price of $7.0871, which were cashless exercised immediately prior to the closing of the Business Combination.
Further, on August 4, 2021, the Company repaid the outstanding principal balance of the Seventh Amendment of its existing term loan and security agreement (the “Credit Agreement”) of $5,000 and recognized a loss on extinguishment of debt in the amount of $203. In connection with the loan repayment, the Company’s letter of credit was modified and the Company is now required to maintain cash collateral for the outstanding letters of credit. As a result, the cash collateral related to the outstanding letters of credit are segregated in restricted cash accounts as of March 31, 2022. Refer to the Notes to the Annual Report for further detail on the Seventh Amendment and corresponding Credit Agreement.
As of both March 31, 2022 and December 31, 2021, the Company had approximately $2,768 of letters of credit issued, respectively, of which none were drawn.
Amounts outstanding under long-term debt, including the PIPE Convertible Notes (discussed in Note 6), consisted of the following as of March 31, 2022 and December 31, 2021. The estimated fair value of long-term debt is approximated at its carrying value as of these reporting dates.

	March 31, 2022	December 31, 2021
Term Loan, matures August 2025	$43,386	$43,287
PIPE Convertible Notes (1)	77,371	77,047
Total debt	120,757	120,334
Less: current portion	—	—
Long-term debt	$120,757	$120,334
Aggregate maturities of long-term debt as of March 31, 2022 are as follows:

March 31, 2022
2022 (remaining nine months)	$—
2023	—
2024	—
2025	43,386
2026	77,371
Total	$120,757
(1) As discussed in Note 6, the PIPE Convertible Notes will mature in 2026, unless earlier repurchased by the Company or converted at the option of the holders.

8.    REVENUE RECOGNITION
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
Retail Revenue — The Company’s Retail revenue is generated from the following revenue streams:
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
Subscription Sales — The Company charges a membership fee to customers who sign up for the Company’s Boxed Up program. That fee allows customers to earn cash back on every purchase, access to exclusive discounts, and free shipping over a minimum order amount. The duration of the membership is generally 12 months. Because the Company has the obligation to provide access to its website for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $671 and $752 as of March 31, 2022 and December 31, 2021, respectively.
Outbound delivery fees — Outbound delivery fees are included in customer billing and are recorded as revenue as control of the product is transferred to customers upon delivery. Delivery charges to customers were $319 and $472 for the three months ended March 31, 2022 and 2021, respectively. Outbound delivery fees are included in net revenue in the Condensed Consolidated Statements of Operations.
Marketing fees — The Company provides a mix of marketing services to merchants. The Company provides merchants access to its e-commerce platform where merchants display and sell their products to users. The Company also provides advertising services to help merchants promote their products within the Company’s platform. The Company recognizes revenue when a user’s order is processed, and the related order information has been made available to the merchant. Revenue from marketing fees charged to vendors and partners was $371 and $359 for the three months ended March 31, 2022 and 2021, respectively. Marketing fees are included in net revenue in the Condensed Consolidated Statements of Operations.
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

Software & Services Revenue — The Company's Software & Services revenue is generated from its software licensing agreements.
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
For software license, revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $1,043 as of March 31, 2022 for maintenance fees for the remainder of the initial contract term of five years. The Company recognized $1,668 and $60 in implementation and maintenance fees during the first quarter of 2022, respectively, and expects to recognize approximately $240 in maintenance fees, respectively, over the next 12 months.
Contract Assets and Liabilities
The difference in the opening and closing balances of the Company's contract assets (unbilled receivables) and contract liabilities (deferred revenue) results from the timing differences between the Company's performance and the customer's payment. The Company fulfills its obligations under contracts with customers by transferring goods and services in exchange for consideration from the customer. The Company recognizes a contract asset when it transfers products or services to a customer for which the billings occur in a future period. As of March 31, 2022, the Company recognized contract assets (unbilled receivables) related to its software licensing agreement under its Software & Services segment. The Company recognizes a contract liability when consideration is received from customers in advance of revenue recognition as described within the revenue streams above.

	March 31, 2022	December 31, 2021
Contract assets (unbilled receivables)	$11,044	$8,891
Contract liabilities (deferred revenue)	$1,904	$2,020
The unbilled receivables and deferred revenue for the Company’s Software & Services segment are presented net at the contract level. The remaining deferred revenue that is presented separately on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2022 is related to the Company’s Retail segment.
The increase in unbilled receivables as of March 31, 2022 is driven by the recognition of the remaining deferred revenue related to AEON’s implementation, which previously offset a portion of the unbilled receivables. The unbilled receivables balance is attributable to the satisfaction of certain performance obligations for which billings were not yet invoiced as of March 31, 2022, partially offset by an increase in new billings for other certain performance obligations that were not yet satisfied.

Revenue Disaggregation
The Company had total revenue of $46,626 and $40,858 for the three months ended March 31, 2022 and 2021, respectively. The Company manages and reports operating results through two reportable segments defined by our products and services: Retail and Software & Services. The Company’s Retail operations represent the majority of its consolidated total revenues.
The following table summarizes the Company’s net revenue disaggregated by sales channel:

	Three Months Ended March 31,
	2022	2021
Direct Sales(1)	$39,823	$36,273
Channel Sales(2)	$4,573	$3,602
Software & Services(3)	$2,250	$982

(1) Direct Sales includes retail direct to consumer sales on the Company’s e-commerce platform.
(2) Channel Sales includes retail sales on other third-party platforms.
(3) Software & Services includes revenue generated from software licensing agreements.
9.    INCOME TAXES
The Company has an effective tax rate of 0.00% and 0.00% for the three months ended March 31, 2022 and 2021, respectively.
The Company has evaluated the available evidence supporting the realization of its deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against substantially all of its net deferred tax assets. When the Company determines that it will be able to realize some portion or all of its deferred tax assets, an adjustment to its valuation allowance on its deferred tax assets would have the effect of increasing net income in the period such determination is made.
The Company has applied ASC 740, Income Taxes, and has determined that it has an uncertain position that resulted in a tax reserve of $1,399 and $1,349 for the three months ended March 31, 2022 and 2021, respectively. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal and state authority examinations.
10.    LEASES
The Company leases its principal offices in New York, New York and maintains fulfillment centers and office space in various locations throughout the United States under operating leases which expire on various dates through January 2030. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The table below only considers lease obligations through the committed term as the Company is not reasonably certain to elect the option to extend its leases beyond the option date.
The Company also entered into various finance lease arrangements for fulfillment center equipment. These agreements range from three years to approximately six years.

Supplemental balance sheet information related to operating and finance leases as of March 31, 2022 was as follows:

Leases	Balance Sheet Classification	March 31, 2022
Assets
Operating lease assets	Operating right-of-use assets	$10,520
Finance lease assets	Property and equipment, net	157
Total lease assets		$10,677

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities, current	$3,270
Finance	Other current liabilities	74
Noncurrent:
Operating lease liabilities	Operating lease liabilities, noncurrent	7,703
Finance	Other long-term liabilities	85
Total lease liabilities		$11,132
As of March 31, 2022, for operating leases, the weighted-average remaining lease term is 5.1 years and the weighted-average discount rate is 11.16%. As of March 31, 2022, for finance leases, the weighted-average remaining lease term is 2.1 years, and the weighted-average discount rate is 8.84%.
The components of lease cost for the three months ended March 31, 2022 were as follows:

Lease Cost	Statements of Operations Classification	March 31, 2022
Finance lease cost:
Amortization of right-of-use assets	General and administrative expense	$25
Interest on lease liabilities	General and administrative expense	4
Total finance lease cost		$29
Operating lease cost	General and administrative expense	1,088
Variable lease cost	General and administrative expense	35
Total lease cost		$1,152
For office and fulfillment center leases and leased equipment, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.

The following represents a schedule of maturing lease commitments for operating and finance leases as of March 31, 2022:

	March 31, 2022
	Operating	Finance
Maturity of lease liabilities
2022 (remaining nine months)	$3,398	$64
2023	2,922	77
2024	1,742	34
2025	1,771	—
2026	1,707	—
thereafter	2,926	—
Total future minimum lease payments	$14,466	$175
Less: interest	(3,492)	(16)
Present value of lease liabilities	$10,974	$159
Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 under ASC 840 were as follows:

December 31, 2021
2022	$4,478
2023	2,920
2024	1,742
2025	1,769
2026	1,711
thereafter	2,921
Total future minimum lease payments	$15,541
Other supplemental cash flow information for the three months ended March 31, 2022 was as follows:

March 31, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$1,078
Operating cash used for finance leases	23
Financing cash used for finance leases	18
Total	$1,119
There were no right-of-use assets obtained in exchange for new finance lease or new operating lease liabilities during the period.
11.    COMMITMENTS AND CONTINGENCIES
Sales or Other Similar Taxes— Based on the location of the Company’s current operations, sales tax is collected and remitted. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is reasonably possible. As of March 31, 2022 and December 31, 2021, the Company estimates that the potential liability is approximately $1,399. All periods have been recorded as an accrued liability. Although it is reasonably possible that a change in this estimate will occur in the near term, the Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the respective state, or decided by a court.

Legal Proceedings— The Company is not currently subject to any legal proceedings or currently aware of any claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position as of March 31, 2022 and December 31, 2021.
On February 8, 2022, a putative stockholder of the Company filed a complaint in the Delaware Chancery Court alleging that he is entitled to attorney’s fees and expenses in connection with a demand he made on the Company regarding the ability of Seven Oaks Class A common stockholders to vote on certain charter amendments in connection with the Business Combination, which closed on December 8, 2021. The stockholder has not specified the amount of attorneys’ fees and expenses sought. The Company’s response to the complaint was filed on May 2, 2022. As of March 31, 2022, no estimate of reasonably possible losses was available due to the early stage of this matter and the uncertainty inherent in litigation and investigations.
Service Agreements— The Company is currently engaged in the below service agreements under which it has certain long-term commitments in exchange for the described services:
On June 13, 2021, the Company executed a Master Subscription Agreement with Palantir Technologies Inc. (“Palantir”) under which it will pay $20,000 over five years for access to Palantir's Foundry software platform and related services for advanced data management and analytics to be used for the Company's strategic initiatives. In exchange for this agreement, Palantir agreed to purchase, and the Company agreed to sell to Palantir, an aggregate of 2,000,000 shares of Seven Oaks Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $20,000, in connection with the PIPE Investment. On December 8, 2021, upon the Closing (as discussed in Notes 1 and 2), $15,000 of the $20,000 was due to Palantir, pursuant to the terms of the Master Subscription Agreement, thirty days after Closing. As of March 31, 2022, the initial $15,000 was fully paid to Palantir. Also upon the Closing, each share of Seven Oaks Class A common stock was reclassified into one share of New Boxed common stock.
The Company received access to Palantir's Foundry software platform on June 25, 2021; however; no software expense was recognized until after the consummation of the Business Combination as the Company could cancel the agreement if the Business Combination was not consummated.
On December 1, 2021, the Company entered into an addendum to a prior service agreement with Google LLC for access to the Google Cloud Platform. The addendum includes three commitment periods, with the first commitment period beginning on the implementation date and lasting 12 months and the next two commitment periods beginning at the end of the preceding period and lasting 12 months each. The minimum commitments for the first, second, and third commitment periods are $2,000, $4,500, and $8,500, respectively. Any fees the Company incurs in a single commitment period (other than the final commitment period) that in total exceed the minimum commitment for such period will apply towards the Company's minimum commitment for the following commitment period. As of March 31, 2022, the total remaining commitment, gross of discounts, was approximately $14,360, with a minimum of approximately $2,800 due within the next 12 months.
12.    FORWARD PURCHASE TRANSACTION
As discussed in Note 2, prior to the Closing, on November 28, 2021, Seven Oaks entered into a Forward Purchase Agreement with ACM for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, ACM purchased approximately 6,504,768 shares of Seven Oaks' Class A common stock in exchange for the Prepayment Amount of $65,062, which was paid out of the funds received by the Company from Seven Oaks' trust account and will be held in a deposit account for the benefit of ACM until the Valuation Date. There are a few scenarios in which the Forward Purchase Agreement can be settled either before or on the Valuation Date:
i.At any time prior to the Valuation Date, ACM may elect an optional early termination to sell some or all of the Forward Purchase shares in the open market. If ACM sells any shares prior to the Valuation Date, a pro-rata portion of the Prepayment Amount will be released from the deposit account and paid to the Company. ACM shall retain any proceeds from the sale of such shares in excess of such pro-rata portion paid to the Company. For example, if ACM chooses to exercise its right to an optional early termination and sells the common stock for $7.00 per share, it will be required to return $10.00 per share, plus accrued interest, back to the Company in cash from the deposit account. Similarly, if ACM sells its shares at $12.00 per share, it will be required to return $10.00 per share, plus accrued interest, back to the Company.

ii.On the Valuation Date, if any shares subject to the Forward Purchase Agreement remain unsold and there is a remaining balance in the deposit account corresponding to the unsold shares, the settlement amount of the remaining funds in the deposit account will be allocated based on the difference between ACM's purchase price of $10.00 and the trading price of the shares over a specified valuation period, the length of which is based on the daily trading volume of the shares. Assuming the shares are trading above $10.00, the Company will receive the entire remaining Prepayment Amount held in the deposit account, less any applicable fees. To the extent there is any shortfall between ACM's purchase price of approximately $10.00 (adjusted for accrued interest) and the trading price, there will be a proportionate reduction in the cash from the deposit account that the Company will receive.
iii.If the volume weighted average share price (“VWAP”) of the shares falls below $5.00 per share for 20 out of any 30 consecutive trading days (a “VWAP Trigger Event”), then ACM may elect to accelerate the Valuation Date to the date of such VWAP Trigger Event. If ACM elects to accelerate the Valuation Date, the settlement amount returned to the Company would be approximately equal to the VWAP of the shares on such date of the Trigger Event, net of $0.20 per share in fees.
As of March 31, 2022, ACM has sold 734,702 shares, for which the Company received net proceeds of $6,878. Of this amount, 233,593 was sold during the three months ended March 31, 2022 for net proceeds of $1,866. Depending on the manner in which the Forward Purchase Transaction is settled, the Company may never have access to all of the remaining Prepayment Amount.
In accordance with ASC 815, Derivatives and Hedging, the Company has determined that the forward option within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a derivative. This derivative, referred to throughout as the "forward purchase option derivative" is recorded as a liability on the Company's Consolidated Balance Sheets. The Company has performed fair value measurements for this derivative as of Closing and as of December 31, 2021, which is described in Note 14. The Company remeasures the fair value of the forward purchase option derivative each reporting period.
13.    STOCKHOLDERS’ DEFICIT AND STOCK-BASED COMPENSATION
Common Stock and Preferred Stock
Common Stock— As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 600,000,000 shares of common stock at $0.0001 par value per share, respectively. As of March 31, 2022 and December 31, 2021, there was 66,915,204 and 66,647,242 common shares outstanding, respectively. Each share of common stock has the right to one vote per share.
Preferred Stock — As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 60,000,000 shares of preferred stock at $0.0001 par value per share, respectively. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock outstanding.
Equity Award Plans
Equity Incentive Plan — The Company historically had one Equity Incentive Plan, the 2013 Equity Incentive Plan (the “2013 Plan”), under which the Company had issued equity awards to the Company's officers, directors, employees, and consultants. The option exercise price was determined by the Board of Directors based on the estimated fair value of the Company's common stock.
Incentive Award Plan — In December 2021, the Board of Directors adopted the Company's 2021 Incentive Award Plan (the “2021 Plan”), upon consummation of the Business Combination. No new awards will be issued under the 2013 Plan following the approval of the 2021 Plan.

Under the 2021 Plan, the Company has the ability to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, and restricted stock units to selected employees, officers, directors and consultants of the Company as an incentive to such persons. The Company has initially reserved 10,024,848 shares of common stock for issuance to officers, directors, employees, and consultants of the Company pursuant to the 2021 Plan. The number of shares initially available for issuance will be increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board. For fiscal year 2022, the Board elected not to increase the initial reserve under the 2021 Plan as it was only adopted in December of 2021.
Of such reserved shares of common stock, as of March 31, 2022, 2,588,500 options and restricted stock units have been granted and are currently outstanding, leaving 7,198,848 shares of common stock remain available for issuance pursuant to the 2021 Plan.
Employee Stock Purchase Plan — In connection with the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which will allow eligible employees to acquire a stock ownership in the Company. A total of 2,004,969 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending on and including January 31, 2031, by an amount equal to the lesser of (a) 1% of the aggregate number of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board. For fiscal year 2022, the Board elected not to increase the initial reserve under the ESPP as it was only adopted in December of 2021. As of March 31, 2022, there have been no issuances under the ESPP.
Equity Awards and Stock-Based Compensation
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
The following is a summary of stock options activity during the three months ended March 31, 2022:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2021	5,832,519	$3.30	5.62
Granted	237,500	10.00	9.96
Exercised	—
Forfeited	(164,235)
Outstanding as of March 31, 2022	5,905,784	$3.56	5.56
Vested and expected to vest as of March 31, 2022	5,905,784	$3.56	5.56
Exercisable as of March 31, 2022	4,282,866	$3.00	4.48
Stock-based compensation expense related to stock options was $1,047 for the three months ended March 31, 2022. All stock-based compensation expense is recorded within selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.
As of March 31, 2022, total unrecognized compensation costs related to unvested stock options was approximately $3,004, which is expected to be recognized over a weighted-average period of 0.90 years. The total fair value of options vested during the three months ended March 31, 2022 was $1,875.

Restricted Stock Units — Certain executive officers are eligible for (i) time-based restricted stock units (“RSUs”) and (ii) performance-based RSUs under a three-year long-term incentive program (“LTIP”) through which these individuals will be granted shares of RSUs eligible to vest over a three-year period (the “LTIP period”). For each individual, certain portions of the RSUs granted (i) will vest over time based on continued service over the LTIP period (ii) will vest based on the achievement of certain gross profit targets over the LTIP period, and (iii) will vest based on the achievement of certain share price hurdles for the Company's common stock. Each of these grant types will be subject to the officers' continuous employment through each vesting date. Further, as part of its overall compensation strategy, the Company grants RSUs to its employees as part of the new-hire process as well as ongoing equity refresh cycles . RSUs granted to employees typically vest over a four-year period with 25% of the shares underlying the grant vesting on the first anniversary of the vesting commencement date, with the remaining 75% of the shares vesting on a pro-rata basis over the succeeding thirty-six months, subject to continued service with the Company through each vesting date.
As of March 31, 2022, 1,518,500 time-based RSUs and 1,070,000 share-price target RSUs have been granted, respectively, to certain of the Company’s executive officers, employees, non-employee directors, and third party consultants. Of these grants, 1,008,500 time-based RSUs and 300,000 share-price target RSUs were granted during the three months ended March 31, 2022. Of the RSUs issued to the Company’s executive officers, the time-based RSUs will vest annually over a three-year LTIP period, subject to the executives' continued service at each vesting date. The executive officer share-price target RSUs are subject to vesting based on the achievement of certain share price hurdles over the LTIP period. For the time-based RSUs, the stock-based compensation expense will be recognized evenly over the three-year LTIP period, with $1,312 being recognized in the three months ended March 31, 2022.
A valuation to determine the fair values for the share-price target RSUs was performed using a Monte-Carlo Simulation, which includes the probability of reaching the share price hurdles in determining the fair value of the award. Total stock-based compensation to be recognized for these share-price target RSUs is based on a derived service period, calculated by the model. Total stock-based compensation expense related to these awards recognized for the three months ended March 31, 2022 was $2,821.
As of March 31, 2022, total unrecognized compensation costs related to unvested time-based RSUs and share-price target RSUs was approximately $14,737 and $4,352, respectively, which is expected to be recognized over a weighted-average period of 3.02 years and 0.65 years, respectively. No RSUs have vested as of March 31, 2022. To date, the Company has not yet granted RSUs which vest based on the achievement of certain gross profit targets.
14.    FAIR VALUE MEASUREMENTS
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

	Fair Value Hierarchy
March 31, 2022	Level 1	Level 2	Level 3
Assets –cash & cash equivalents	$69,935	$—	$—
Assets –restricted cash	2,768	—	—
Total Assets	$72,703	$—	$—
Liabilities:
Forward purchase option derivative	$—	$—	$17,609
Earnout liability	—	—	20,145
Public Warrants	13,841	—	—
Private Warrants	—	5,979	—
Total Liabilities	$13,841	$5,979	$37,754

December 31, 2021	Level 1	Level 2	Level 3
Assets –cash & cash equivalents	$105,027	$—	$—
Assets –restricted cash	2,767	—	—
Total assets	$107,795	$—	$—
Liabilities:
Forward purchase option derivative	$—	$—	$4,203
Earnout liability	—	—	27,134
Common stock warrants	15,396	—	—
Preferred stock warrants	—	6,649	—
Total liabilities	$15,396	$6,649	$31,337

Level 3 Rollforward	Forward purchase option derivative	Earnout liability
Beginning balances	$4,203	$27,134
Additions	—	—
Changes in fair value	13,406	(6,989)
Ending balances	$17,609	$20,145
The Company’s Level 3 financial liabilities include the forward purchase option derivative and earnout liability, which is comprised of (i) the contingent consideration related to the MaxDelivery acquisition (See Note 1) and (ii) the Sponsor Earnout Shares (See Note 2). The fair value of each instrument was estimated using a Monte-Carlo Simulation. The Company measures the fair value at each reporting period, with subsequent revisions to be recorded in the Condensed Consolidated Statement of Operations. Refer to Application of Critical Accounting Policies and Estimates within the Company’s Annual Report on Form 10-K for further detail on the valuations.
There were no transfers between levels during the reporting periods. All significant Level 3 fair value hierarchy were recorded during the periods ended March 31, 2022 and December 31, 2021.
15.    NET LOSS PER SHARE
The Company uses the two-class method to compute basic and diluted earnings per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Three Months Ended March 31,
	2022	2021
Numerator
Net loss	$(36,211)	$(14,205)
Less: accretion adjustment	—	401
Less: earnings allocated to participating securities	—	—
Net loss attributable to common shareholders	$(36,211)	$(14,606)
Less: undistributed earnings allocated to participating securities	—	—
Denominator
Weighted-average shares–basic and diluted	66,861,005	9,419,197
Net loss per common share–basic and diluted	$(0.54)	$(1.55)

The following securities were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive:

	As of March 31,
	2022	2021
Series preferred stock, outstanding	—	41,289,914
Common stock warrants, outstanding	—	35,719
Preferred stock warrants, outstanding	—	1,188,848
Common stock options, outstanding	5,905,784	5,961,746
PIPE Convertible Notes, if-converted (1)	7,291,667	—
Restricted stock units, outstanding	2,470,520	—
Private Warrants, outstanding	12,936,679	—
Public Warrants, outstanding	5,587,500	—
(1) The PIPE Convertible Notes are presented using a conversion rate of $12.00, in line with the if-converted method under ASC 260, Earnings Per Share.
16.  RELATED PARTY TRANSACTIONS
In 2021 and prior, the Company identified three related parties, including (i) the employer of the Director elected by the shareholders of the Series C-1 class of preferred stock (ii) a shareholder of the Series D-1 class of preferred stock and (iii) AEON Integrated Business Services Co., Ltd, a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”),
Immediately prior to the consummation of the Business Combination in December 2021, all shares of Old Boxed preferred stock converted into shares of Old Boxed common stock. Upon Closing, each share of Old Boxed common stock then converted into the right to receive approximately 0.9498 shares of New Boxed common stock.
As a result of the Business Combination and the related transactions, (i) the majority holder of the Series C-1 class was no longer a related party as of Closing as this holder no longer holds more than 10% of the Company's voting interest and the elected Director is no longer on the Board of Directors and (ii) the holder of the Series D-1 class, was no longer a related party.
As of December 31, 2021, the Company identified AEON as its only remaining related party. The following discussion includes related party transactions with AEON as well as prior year period related party transactions for the previously identified related parties related to holders of Series C-1 and Series D-1 preferred stock.
AEON
On February 12, 2021, the Company entered into an agreement with AEON Integrated Business Services Co., Ltd., a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”), a Series D-1 shareholder, to license its e-commerce platform through a software licensing arrangement. The objective of the agreement is for the Company to design, develop and support the e-commerce platform customized for the digital marketplace operations of AEON and AEON affiliates. The services provided include implementation services, license of the e-commerce software platform, training, and maintenance and support. The Company has been engaged to provide services to AEON and AEON Malaysia. The total transaction price for the contract includes fixed and variable consideration. Based on the Company’s estimates of the standalone selling prices of the performance obligations identified in the contract, the Company has allocated $7,300 to implementation services specific to AEON, $4,500 to the implementation services specific to AEON Malaysia, and $20 per month to software maintenance services with respect to the licensed software for AEON Malaysia. The transaction price attributable to the software license to AEON Malaysia is variable and consists of sales and usage-based royalties. Yuki Habu, a director of Boxed, is affiliated with AEON. Refer to Note 8, Revenue Recognition, for further details. Immediately prior to the consummation of the Business Combination in December 2021, all shares of Old Boxed preferred stock converted into shares of Old Boxed common stock, which then upon Closing converted into the right to receive approximately 0.9498 shares of New Boxed common stock.

Holders of Series C-1 and Series D-1 preferred stock
For the three months ended March 31, 2021, the majority holder of the Series C-1 class of preferred stock was a vendor from whom the Company purchases inventory. The collective shareholders of the Series C-1 class of preferred stock had the right to elect one Director to the Board of Directors and the elected Director was an employee of this vendor. In connection with the inventory purchases, the Company receives various volume rebates and incentives to continue doing business. Total inventory purchases and volume rebates and incentives for the three months ended March 31, 2021 were approximately $3,180 and $102, respectively.
For the three months ended March 31, 2021, a holder of the Series D-1 class of preferred stock was a vendor from whom the Company purchases inventory. The collective shareholders of the Series D-1 class of preferred stock had the right to elect two Directors to the Board of Directors. The Directors elected by the collective Series D-1 shareholders were not employees of this vendor. In connection with the inventory purchases, the Company receives various volume rebates and incentives to continue doing business. For the three months ended March 31, 2021, total inventory purchases and total dunnage purchases were $583 and $616, respectively. The Company did not receive volume rebates and incentives during the three months ended March 31, 2021.
17.  SEGMENT REPORTING
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The profitability measure employed by the Company’s CODM for allocating resources to operating segments and assessing operating segment performance is operating loss. The CODM does not receive or regularly review asset information when allocating resources and assessing segment performance.
Therefore, asset information by segment has not been disclosed. Substantially all of the Company’s identifiable assets are located in the United States. The Company currently does not have substantial sales outside the United States, nor does any customer represent more than 10 percent of total revenues for any period presented.
There were no material inter-segment net sales and expenses to be eliminated in computing total revenue and operating income. In addition, the Company allocates its selling, general and administrative expenses to its segment results based on usage, which is generally reflected in the segment in which the costs are incurred. The following table provides information for the Company’s reportable segments, including product category disaggregation for its Retail segment:
Information about Reported Segment Profit or Loss

	Retail	Software & Services	Total
For the Three Months Ended March 31, 2022
Grocery net revenue	$30,539	$—	$30,539
Home & Household net revenue	12,688	—	12,688
Other net revenue (1)	1,169	—	1,169
Software & Services net revenue	—	2,230	2,230
Total net revenue	$44,396	$2,230	$46,626
Operating income (loss)	$(30,282)	$1,272	$(29,010)
For the Three Months Ended March 31, 2021
Total net revenue	$39,876	$982	$40,858
Operating income (loss)	$(13,533)	$241	$(13,292)

(1) Includes revenues related to our subscription services program, advertising and marketing fees, and third-party marketplace service fees.

18.    SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transaction occurring through the filing date of this Quarterly Report on Form 10-Q require adjustments to or disclosures in the Company’s Consolidated Financial Statements. Aside from the items discussed below, the Company did not have any subsequent events that required recognition or disclosure in the Condensed Consolidated Financial Statements for the three months ended March 31, 2022.
1.On May 9, 2022, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with an investor relating to a committed capital on demand facility (the "CCOD Facility"). Pursuant to the Purchase Agreement, the Company will have the right from time to time at its option to sell to the investor up to the lesser of (i) $100,000 of the Company's common stock and (ii) the Exchange Cap which, under the applicable rules of the NYSE, states that in no event may the Company issue more than 19.99% of the voting power or number of shares of common stock outstanding, unless certain stipulations are met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of financial condition and results of operations together with our Condensed Consolidated Financial Statements and the related notes and other financial information of Boxed included elsewhere in this Quarterly Report , as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in other parts of this Quarterly Report. Please read the information under the caption entitled “Cautionary Note Under Forward Looking Statements.””
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
Since our inception, we have been engaged in developing and expanding our Retail and Software & Services businesses. We have incurred net operating losses and have generated negative cash flows from operations in each year since our inception. For the three months ended March 31, 2022, we had a net operating loss and negative cash flows from operations of $36.2 million and $36.4 million, respectively. Since our inception, beyond sales of our product and services, we have funded our operations primarily with proceeds from the issuance of stock and borrowings, including under our term loans and revolving credit facilities, as well as through the consummation of the Business Combination.
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
The Business Combination is accounted for as a reverse capitalization in accordance with U.S. GAAP. Under the guidance in ASC 805, Business Combinations, Seven Oaks is treated as the “acquired” company for financial reporting purposes. Refer to Note 2, Business Combination, in Part I, Item 1. “Financial Statements” for additional detail about the Business Combination as well as Note 12 therein for further detail about the Forward Purchase Agreement.
As a result of becoming an NYSE-listed company, we have begun, and will continue to need to hire additional staff and implement processes and procedures to address public company regulatory requirements and customary practices. We incurred and expect to continue to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.
Factors Affecting our Performance
We believe that our performance and future success depend on many factors. While we believe that each of these factors present significant opportunities for our business, each factor also poses risks and challenges that we must successfully address in order to sustain our growth and continue to improve our results of operations.
COVID-19. During fiscal year 2020, the COVID-19 pandemic had a mixed impact on our results of operations. Throughout the pandemic our fulfillment centers have largely remained open as they were deemed as “essential businesses” in our locations. While we experienced increased demand from B2C customers, as many individuals adopted online shopping during the pandemic, that increase was offset by a decline of demand from our B2B customers, as many businesses reverted to work-from-home environments. The result of these two counteracting trends was slight growth in 2020 sales compared to fiscal year 2019. Further, during fiscal year 2020, we experienced a significant increase in organic new customer traffic to our web properties as a result of COVID-19. This rapid and variable surge in traffic put significant stress on our supply chain, with industry-wide inventory supply shortages limiting our ability to provide the products in demand from our customers. As such, during this period, we significantly reduced our growth-related investments (i.e. promotional spend and advertising expense) and temporarily shut down service to certain new customers in specific states. While industry-wide demand for e-commerce services remains elevated compared to pre-pandemic levels, the surge in organic new customer traffic we experienced in 2020 did not persist at the same levels in 2021, and we began to meaningfully increase our investments in advertising expense and promotional spend in order to drive additional demand. In addition, the wave of COVID-19 virus variants, including the proliferation of the Delta and Omicron variants, further delayed the return-to-office plans of many of our B2B customers in 2021, which yielded a slower recovery from our B2B customers than originally anticipated throughout 2021. While the Company remains optimistic on the recovery of B2B, the demand from our B2B customers may not fully recover to the levels that existed during 2019. These changes could adversely affect our business, financial condition, and results of operations.
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
We present the following KPIs to assist investors in understanding our operating results on an on-going basis: (i) Retail Active Customers, (ii) Retail Average Order Value (Retail “AOV”), (iii) Retail Net Revenue per Retail Active Customer (“RPAC”) and (iv) Gross Merchandise Value (“GMV”). We have elected to update our disclosures from presenting information on a Last Twelve Month (“LTM”) basis to a quarterly basis in order to provide shareholders and investors with further insight into our quarterly trends and seasonal variability. We believe this disclosure change supports increased interpretability of our operating results. Further, we have elected to update our disclosures to not include Advertising Expenses within KPIs as it is discussed within Results of Operations, below.
This table sets forth our key performance indicators for the three months ended March 31, 2022 and 2021. Figures disclosed for Retail Active Customers and Retail AOV reflect Retail segment metrics only, and do not aggregate metrics from Software & Services customers who are leveraging our software or technology for their own retail operations.

	Three Months Ended March 31,
	2022	2021
Retail Active Customers (in thousands)	161	191
Retail AOV (in whole dollars)	$130	$112
RPAC (in whole dollars)	$276	$208
GMV (in millions)	$53.4	$44.8
Retail Active Customers
We define active customers as the distinct number of customers in our Retail segment who placed at least one order in the referenced respective time-period (“Retail Active Customers”). The change in Retail Active Customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the time period. We view the number of Retail Active Customers as a key indicator of our performance, which is influenced by the level of investment in Advertising Expenses, the number of new customers acquired during a given time period, as well as the churn of previously Retail Active Customers.
The decrease in our Retail Active Customers when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021 was primarily due to a decrease in B2C customers during the more recent period compared to the prior period, as the latter included the temporary impact of increased customer traffic resulting from COVID-19 related demand. Although there was a year over year decline, we saw quarter over quarter sequential growth in our Retail Active Customers during the first quarter of 2022 as compared to the fourth quarter of 2021.
Retail AOV
We define Retail AOV as the GMV for the respective time-period divided by the total number of orders placed by customers during the same period. We believe Retail AOV is an important indicator of business performance as it is supported by our proprietary e-commerce technology, where our mobile app, website, and personalization engine provide a seamless shopping experience, enabling customers to easily discover new and relevant products and categories. This results in a trend where on average, Retail AOVs expand over the course of a customer’s lifecycle. Further, larger orders are on average more profitable, helping to drive margin improvement from shipping, packaging, and labor efficiencies.

Total Retail AOV increased when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021 as the result of (i) an increasing percentage of orders from our B2B customers who have, on average, significantly higher Retail AOVs than our B2C customers, (ii) ongoing pricing optimizations, and (iii) adjustments to the user experience designed to help drive Retail AOV increases across both our new and repeat customers.
We measure Retail AOV on a gross basis, comparable to the way that we measure GMV. As a result, it does not account for any discounts, promotions, or rewards that are offered to or redeemed by our customers, and therefore it is not intended for use as an alternative to net revenue recorded in accordance with GAAP.
RPAC
We define Retail Net Revenue per Active Customer as total Retail net revenue for the respective time-period divided by the total number of Retail Active Customers during the same period. We believe RPAC is an important indicator of business performance as it demonstrates customer engagement within our Retail business, combining the impact of both our Retail AOV as well as the order frequency of customers shopping our Retail e-Commerce offerings.
RPAC increased meaningfully by $67, or 32.4%, when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021 as the result of (i) increasing mix of orders from our B2B customers who have, on average, significantly higher spend per customer than our B2C customer bases (ii) higher Retail AOVs and (iii) higher order frequency within both our B2C and B2B customer bases.
GMV
We define GMV as (i) the total value of Boxed goods sold, (ii) 3rd party goods sold on Boxed Sites, gross of any customer promotions, price discounts, credits, or rewards used, and (iii) goods sold on 3rd party (i.e. AEON) websites which are leveraging Boxed Software & Services technology, all of which are inclusive of shipping fees, service fees and taxes. We believe our ability to expand GMV is an indicator of the global scale of our technology services platform in any given period, and an indicator of end-customer engagement on our technology services platform worldwide. GMV is not intended for use as an alternative to net revenue recorded in accordance with GAAP.
GMV increased by $8.6 million, or 19.2%, in the three months ended March 31, 2022 compared to the three months period March 31, 2021. The increase was largely attributable to accelerating B2B customer demand, combined with increases in GMV from MaxDelivery and Software & Services customer base. We believe that the COVID-19 pandemic primarily impacted our GMV through the Active Customer count, as discussed above.
Components of our Results of Operations
We operate in two reportable segments: Retail and Software & Services, to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of the business. Our Retail segment engages in the sale of consumer products and goods in bulk sizes to consumers and businesses in the continental United States. Our Retail segment includes net revenue from merchandising sales, subscription sales, and outbound delivery and marketing fees, as discussed below and within Note 1 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report. Until the first quarter of 2021, we had not generated meaningful revenue under our Software & Services segment, which primarily relates to our research, development, marketing, and production of our propriety software for sale to third parties. Both our Retail and Software & Services segments are recorded within net revenue in our Condensed Consolidated Statements of Operations.
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

We earn additional Retail segment revenue through membership fees from customers who sign up for our Boxed Up subscription loyalty program. Membership fees allow customers to earn cash back on every purchase, gain access to exclusive discounts, and enjoy free shipping on all eligible orders. Because we have the obligation to provide access to our website for the duration of the membership term, we recognize membership fees on a straight-line basis over the life of the membership.
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
Refer to the Notes to our Condensed Consolidated Financial Statements for additional definitions of our financial statement line items included within our Condensed Consolidated Statements of Operations.
The following tables presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net revenue:
Retail	$44,396	$39,876
Software & Services	2,230	982
Total net revenue	46,626	40,858
Cost of sales:	—	—
Retail	(40,049)	(35,664)
Software & Services	(482)	(265)
Cost of sales	(40,531)	(35,929)
Gross profit	6,095	4,929
Advertising expense	(11,695)	(5,707)
Selling, general, and administrative expense	(23,410)	(12,514)
Loss from operations	(29,010)	(13,292)
Other income (expense), net	(7,201)	(913)
Loss before income taxes	(36,211)	(14,205)
Income taxes	—	—
Net loss	$(36,211)	$(14,205)
Comparison of Three Months Ended March 31, 2022 and 2021
Net Revenue

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Net revenue:
Retail	$44,396	39,876	$4,520	11.3%
Software & Services	2,230	982	1,248	127.1%
Total net revenue	$46,626	$40,859	$5,768	14.1%

Total net revenue for the three months ended March 31, 2022 increased by $5.8 million, or 14.1%, to $46.6 million as compared to $40.9 million for three months ended March 31, 2021. The total $5.8 million increase was attributable to increases of $4.5 million and $1.2 million in Retail revenue and Software & Services revenue, respectively.
The $4.5 million increase in Retail net revenue was primarily driven by a $5.8 million increase in merchandise sales generated through our e-commerce platform, partially offset by a $1.1 million increase in mark-downs (including refunds, promotions, and price discounts) during the period. This increase in merchandising sales primarily resulted from growth in demand from B2B customers in the three months ended March 31, 2022 compared to the three months ended March 31, 2021; as businesses have begun to return to in-person office environments, there has been an increase in demand from our B2B customers, who have begun to order at a higher frequency and in larger order quantities. This trend compared favorably to lower demand experienced during the prior year period due to the impacts of COVID-19 and a corresponding increase in work-from-home environments.
The Software & Services net revenue increase of $1.2 million for the three months ended March 31, 2022 was primarily the result of the completion of AEON implementation services.
Cost of Sales and Gross Profit

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Cost of sales:
Retail	$(40,049)	$(35,664)	$(4,385)	12.3%
Software & Services	(482)	(265)	(217)	81.7%
Total cost of sales	$(40,531)	$(35,930)	$(4,601)	12.8%
Gross profit:
Retail	$4,347	$4,212	$135	3.2%
Software & Services	1,748	717	1,032	143.9%
Total gross profit	$6,095	$4,929	$1,166	23.7%
Gross margin:
Retail	9.8%	10.6%
Software & Services	78.4%	73.0%
Total gross margin	13.1%	12.1%
Cost of sales for our Retail segment increased by $4.4 million, or 12.3%, to $40.0 million for the three months ended March 31, 2022 as compared to $35.7 million for the three months ended March 31, 2021. The increase in cost of sales is primarily driven by a combined $3.3 million increase in in product and outbound shipping costs as we experienced a higher volume of sales, and vendors passed on ongoing cost inflation. Retail gross profit as a percentage of Retail net revenue (Retail gross margin) decreased to 9.8% for the three months ended March 31, 2022 from 10.6% for the three months ended March 31, 2021. The slight decrease in Retail gross margin was primarily a result of increased promotions and discounts, as we strategically tried to offset some of the inflationary pricing pressures for our customer base with on-site sales.
Cost of sales for our Software & Services segment increased by $0.2 million to $0.5 million for the three months ended March 31, 2022 as compared to $0.3 million for the three months ended March 31, 2021. The increase in cost of sales is the result of a $0.2 million increase in wages incurred related to hours spent on implementation and maintenance services for our Software & Services segment.
Total gross profit increased by $1.2 million, or 23.7%, to $6.1 million for the three months ended March 31, 2022 compared to $4.9 million primarily due to higher Retail sales and additional Services & Services revenue earned in the current period, partially offset by an increase in Retail product costs and sales markdowns. Total gross margin increased slightly to 13.1% for the three months ended March 31, 2022 compared to 12.1% for the three months ended March 31, 2021, primarily resulting from an increase mix of revenue from our higher margin Software & Services segment, which more than offset a slight decline in Retail gross margin.

Advertising Expense

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Advertising expense	$(11,695)	$(5,707)	$(5,988)	104.9%
Percentage of net revenue	26.3%	14.3%
Advertising expense for the three months ended March 31, 2022 increased by $6.0 million to $11.7 million as compared to $5.7 million for the three months ended March 31, 2021. The increase was primarily driven by an increase in advertising media costs used to acquire and retain customers, including costs for television and advertising commercial content.
Selling, General and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Selling, general and administrative expense	$(23,410)	$(12,514)	$(10,896)	87.1%
Percentage of net revenue	52.7%	31.4%
Selling, general and administrative expense for the three months ended March 31, 2022 increased by $10.9 million to $23.4 million as compared to $12.5 million for the three months ended March 31, 2021 primarily due to a $2.1 million increase in salary and compensation costs, a $4.8 million increase in stock-based compensation, and a combined $3.2 million increase in legal fees and third-party consulting and software costs. These increased costs are due to our overall growth and expansion initiatives as well as costs incurred as a newly public company.
Operating Income (Loss)

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Operating income (loss):
Retail	$(30,304)	$(13,533)	$(16,771)	123.9%
Software & Services	1,294	241	1,053	436.3%
Total operating income (loss)	$(29,010)	$(13,292)	$(15,718)	118.3%
Percentage of net revenue
Retail	(68.3)%	(33.9)%
Software & Services	58.0%	N/M
Total operating loss for the three months ended March 31, 2022 increased by $15.7 million to $29.0 million as compared to $13.3 million for the three months ended March 31, 2021. The total $15.7 million increase was attributable to an increase in operating income of $1.1 million in our Software & Services segment, more than offset by an increase in operating loss of $16.8 million in our Retail segment.
As discussed above, the increase in operating loss of $16.8 million in our Retail segment was primarily driven increases in advertising expenses and selling, general, and administrative costs, which were partially offset by a slight increase in Retail gross profit.
The increase in operating income of $1.1 million for our Software & Services segment was driven by period over period gross profit growth largely associated with implementation services provided during the first quarter of 2022.
Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$(7,201)	$(913)	$(6,289)	688.4%
Percentage of net revenue	(16.2)%	(2.3)%

Other expense increased by $6.3 million to $7.2 million for the three months ended March 31, 2022 compared to $0.9 million for the three months ended March 31, 2021. The increase of $6.3 million was primarily attributable to a $13.4 million increase in the fair value of the forward purchase option derivative, offset by a combined $9.2 million decrease in the fair value of our earnout liability and SPAC warrant liabilities. In addition, we incurred an increase in interest expense of $2.9 million related to our New Term Loan and our PIPE Convertible Notes.
Non-U.S. GAAP Financial Measures
We utilize Adjusted EBITDA, a non-GAAP financial measure, to budget, make operating and strategic decisions and evaluate our performance, and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency on how we evaluate our business. We calculate Adjusted EBITDA as GAAP net loss adjusted for interest income (expense), taxes, depreciation and amortization, stock-based compensation, one-time costs associated with the Business Combination and other debt financing transactions, gains (losses) attributable to the change in fair value of our warrants and derivatives, and other income (expense) outside of the fair value adjustments. Adjusted EBITDA is supplemental to our operating performance measures calculated in accordance with GAAP and has important limitations. For example, Adjusted EBITDA excludes the impact of certain costs required to be recorded under GAAP and could differ substantially from similarly titled measures presented by other companies in our industry or companies in other industries. Accordingly, this measure should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
The following table presents a reconciliation of our Adjusted EBITDA to our GAAP net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(36,211)	$(14,205)
Adjusted to exclude the following:
Depreciation and amortization	1,016	1,230
Change in fair value of warrants and derivative instruments (2)	4,194	786
Interest income (expense)	3,026	116
Other income (expense)	(19)	11
Stock-based compensation	5,180	375
One-time costs (1)	654	721
Adjusted EBITDA	$(22,160)	$(10,966)
(1) One-time costs represent non-recurring consulting and advisory costs with respect to the Business Combination and other debt financing transactions.
(2) Included in the change in fair value of warrants and derivative instruments for the three months ended March 31, 2022 is an increase to other expense of $13.4 million from the increase in fair value of the forward purchase option derivative, offset by a combined increase to other income of $9.2 million from the decrease in fair value of our earnout liability and SPAC warrant liabilities. Included in the change in fair value of warrants for the three months ended March 31, 2021 is the changes in fair values of our historical common and preferred stock warrants.
The decrease in Adjusted EBITDA for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to an increase in net loss related to the increases in advertising expense and selling, general and administrative expense, offset by increases in (i) changes in fair value of our warrants and derivative instruments (ii) interest expense and (iii) stock-based compensation, all of which are part of the reconciling items.

Liquidity and Capital Resources
Overview and Funding Requirements
As of March 31, 2022, we had a total cash balance of $72.7 million, including restricted cash of $2.8 million, and an accumulated deficit. In addition, we also had $58.2 million in receivables, gross of interest, remaining related to the Forward Purchase Agreement entered into in connection with the Business Combination. The timing and terms of any recoupment of the receivables (or some portion thereof) are influenced by our stock price performance over the remaining term of the Forward Purchase Agreement. Notwithstanding the foregoing, our net loss and net cash used in operating activities amounted to $36.2 million and $36.4 million, respectively, for the year ended March 31, 2022. As an emerging growth company, we are dependent on outside capital to execute our strategy of investing in growth at the expense of short-term profits. As a result, we have incurred significant losses and net cash outflows from operating activities since our inception and expect to incur such losses and remain dependent on outside capital for the foreseeable future until such time that we can realize our growth strategy by generating profits and reducing our reliance on outside capital. Given the inherent uncertainties associated with executing our growth strategy, we can provide no assurance that we will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund our obligations as they become due over the next twelve months.
In addition, in August 2021 we entered into a new term loan agreement for principal of $45.0 million, as discussed below. The term loan contains a certain number of financial covenants, which requires us to (i) maintain minimum unrestricted cash balance of $15.0 million, (ii) maintain minimum net Retail revenue based upon agreed quarterly targets, and (iii) maintain a Retail gross margin percentage of at least 8%. In order to achieve these targets, we expect to invest in growth initiatives including substantially increasing and maintaining higher levels of our marketing spend compared to historical periods. We expect these investments, among others, to result in an increase in cash used in operating activities over the next twelve months.
As of March 31, 2022, we were in compliance with the financial covenants required by our new term loan agreement. However, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. If we breach our financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the new term loan agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the new term loan agreement will be successfully refinanced on terms that are acceptable us.
Despite the substantial amount of capital that we have raised from outside investors and lenders, as well as our Business Combination, as of March 31, 2022, we had no additional capital available for borrowing and no firm commitment from current or prospective investors to provide us additional capital to fund operations in the foreseeable future. While management believes the that we will be able to obtain additional capital, no assurance can be provided that such capital will be obtained or on terms that are acceptable to us. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we are unsuccessful in securing additional capital and/or executing our strategy of growth whereby we realize profits and generate sufficient cash inflows from operations to fund our obligations as they become due, we may be required to seek other strategic alternatives such as a further reduction in our current cost structure, or a recapitalization of our balance sheet, including related outstanding debt and equity securities.

Debt and Convertible Debt Financing
New Term Loan
On August 4, 2021, we entered into a new term loan agreement (the “New Term Loan”). The New Term Loan provided us with $45.0 million at a floating per annum rate of LIBOR plus 8.5%, with a maturity date of August 4, 2025. The agreement provides the lender with a first priority security interest in all of our assets and contains a certain number of financial covenants, which requires us to (i) maintain minimum unrestricted cash balance of $15.0 million, (ii) maintain minimum net Retail revenue based upon agreed upon quarterly targets, and (iii) maintain a Retail gross margin percentage of at least 8%. These net Retail revenue and Retail gross margin targets are tested quarterly on a trailing twelve-month basis. The agreement also includes other affirmative and negative covenants, which, among other things, restrict our ability to pay dividends or make any distributions, incur indebtedness, make investments, incur liens, sell substantially all of its assets, and consummate fundamental changes. The agreement also subjects us to certain reporting covenants. We are required to provide monthly, quarterly, and annual financial statements, operating budget and metrics, and other financial information as requested. Also in connection with the term loan agreement, we issued 126,993 warrants to purchase preferred stock at an exercise price of $7.0871. These warrants were cashless exercised immediately prior to the consummation of the Business Combination and are no longer outstanding. As of March 31, 2022, we were in compliance with all covenants and reporting requirements under the New Term Loan. There was $45.0 million in principal remaining as of March 31, 2022.
On August 4, 2021, we also paid down the $5.0 million in remaining principal under our prior term loan. In connection with the loan repayment, our letter of credit was modified and we are required to maintain cash collateral for the outstanding letters of credit. As a result, the cash collateral related to the outstanding letters of credit are segregated in restricted cash accounts. Approximately $2.8 million of letters of credit were issued to us as of March 31, 2022.
PIPE Convertible Notes
Upon consummation of the Business Combination, pursuant to the Subscription Agreements, we issued an aggregate of $87.5 million of principal amount of PIPE Convertible Notes. The PIPE Convertible Notes will mature five years after their initial issuance. The Convertible Notes will be convertible, at our election, for shares of common stock, cash or a combination of cash and such shares, based on a conversion price of $12.00 per share (subject to customary anti-dilution adjustments) in accordance with the terms thereof. The PIPE Convertible Notes will bear interest at a rate of 7.00% per annum, paid-in-kind or in cash at our option and accruing semi-annually. We may redeem the PIPE Convertible Notes after the third anniversary of their issuance, subject to a holder’s right to convert prior to the redemption date, if (i) the trading price of the shares of common stock exceeds 130% of the conversion price on at least twenty out of the preceding thirty consecutive trading days ending on, and including, the trading day immediately before we issue a redemption notice, and (unless we elect to settle conversions in connection with such redemption in cash) if (ii) certain conditions related to the ability of the converting holders to resell the conversion shares without restrictions under the U.S. securities laws are satisfied. For further detail regarding the terms of the PIPE Convertible Notes, refer to Note 6 of Item 1, Financial Statements, of this Quarterly Report.
Forward Purchase Agreement
As discussed above, prior to the Closing, on November 28, 2021, Seven Oaks entered into the Forward Purchase Agreement with ACM for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Forward Purchase Agreement, ACM purchased approximately 6,504,768 shares of Seven Oaks' Class A common stock (the “Forward Purchase shares”) and, one business day following the closing of the Business Combination, the Prepayment Amount of $65.1 million was paid out of the funds we received from Seven Oaks' trust account, which will be held in a deposit account for the benefit of ACM until the “Valuation Date” (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions). At any time prior to the Valuation Date, ACM may elect an optional early termination to sell some or all of the Forward Purchase shares in the open market. If ACM sells any shares prior to the Valuation Date, the pro-rata portion of the Prepayment Amount will be released from the deposit account and paid to us. As of March 31, 2022, ACM has sold 734,702 shares, for which we received net proceeds of $6.9 million. Of the total net proceeds received to date, $1.9 million was received during the first quarter of 2022. Depending on the manner in which the Forward Purchase Transaction is settled, we may never have access to the full Prepayment Amount.

Equity Financing
Common Stock Purchase Agreement
On May 9, 2022, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with an investor relating to a committed capital on demand facility (the "CCOD Facility"). Pursuant to the Purchase Agreement, the Company will have the right from time to time at its option to sell to the investor up to the lesser of (i) $100.0 million of the Company's common stock and (ii) the Exchange Cap which, under the applicable rules of the NYSE, states that in no event may the Company issue more than 19.99% of the voting power or number of shares of common stock outstanding, unless certain stipulations are met.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(36,352)	$(6,258)
Net cash used in investing activities	$1,267	$(420)
Net cash provided by (used in) financing activities	$(7)	$(889)
Operating Activities
Cash used in operating activities consisted of net loss adjusted for non-cash items, including depreciation and amortization, stock-based compensation expense, the change in fair value of warrants and derivative instruments, and other non-cash items, as well as the effect of the changes in operating assets and liabilities.
Net cash used in operating activities was $36.4 million for the three months ended March 31, 2022, primarily consisting of $36.2 million net loss, adjusted for certain non-cash items, which primarily included $5.2 million of stock-based compensation, $4.2 million in the change in fair value of warrants and derivative instruments, and $1.0 million in depreciation and amortization as well as a $11.8 million net decrease in operating assets and liabilities.
A significant driver for the net decrease in operating assets and liabilities was the $15.0 million payment for the Palantir software licenses, which per the terms of the related Master Subscription Agreement discussed below, was required to be paid 30 days after the closing of the Business Combination. The payment largely attributed to the decrease of $12.4 million in accounts payable. The payment also resulted in the reclassification of the associated asset from deferred contract costs to prepaid expenses, and as such, is the primary driver of the decrease in deferred contract costs of $19.4 million and increases in current and noncurrent prepaid expenses of $7.1 million and $10.7 million, respectively. Also contributing to the net decrease in operating assets and liabilities is an increase of $2.2 million in unbilled receivables related to our software licensing agreements, as well as other changes to our net operating assets and liabilities of $1.1 million.
Net cash used in operating activities was $6.3 million for the three months ended March 31, 2021, primarily consisting of $14.2 million net loss, adjusted for certain non-cash items, which primarily included $1.2 million of depreciation and amortization, $0.8 million in the change in fair value of warrants, and $0.4 million in stock-based compensation, as well as a $5.6 million net increase in operating assets and liabilities. The increase in our net operating assets and liabilities was primarily driven by the change in accounts payable and accrued expense of $6.3 million related to increased expenditures to support general business growth, as well as the timing of payments, and the change in deferred revenue of $5.0 million driven by the initial recognition of deferred revenue related to our software licensing agreement, as well as increase in accrued expenses. Also contributing to the net increase in operating assets and liabilities is the change in net receivables of $3.1 million related to our software licensing agreement as well as the change in prepaid and other current assets of $0.4 million driven by a ramp up in marketing and fundraise related services. These changes were offset by the other changes to our net operating assets and liabilities of $2.2 million.

Investing Activities
For the three months ended March 31, 2022, net cash provided by investing activities was $1.3 million, primarily due to the receipt of $2.3 million in funds which were recollected from the Prepayment Amount of the Forward Purchase Transaction, as discussed above, as ACM sold additional shares during the first quarter of 2022. This net cash provided by financing activities was partially offset by $0.6 million spent in fixed assets capital expenditures.
For the three months ended March 31, 2021, net cash used in investing activities was $0.4 million, due to the purchase of fixed assets.
Financing Activities
For the three months ended March 31, 2022, net cash used in financing activities was relatively flat.
For the three months ended March 31, 2021, net cash used in financing activities was $0.9 million, primarily due to mandatory repayments of $0.9 million made related to a term loan debt facility which was outstanding during the period.
Other Commitments
We maintain our principal offices in New York City, New York and maintain fulfillment centers and office space in various locations throughout the United States. Our future minimum rental commitments under non-cancelable leases was $15.5 million as of December 31, 2021.
In June 2021, we entered into a Master Subscription Agreement with Palantir Technologies Inc. (“Palantir”) under which we are contracted to pay $20.0 million over five years for access to Palantir’s Foundry platform, $15.0 million of which was due thirty days after the closing of the Business Combination, or on January 8, 2022. As of March 31, 2022, the initial $15.0 million was fully paid to Palantir.
In December 2021, we signed an addendum to a prior service agreement with Google LLC for access to the Google Cloud Platform. Under the addendum, we are required to pay $2.0 million, $4.5 million, and $8.5 million for the first, second, and third commitment periods, respectively. The first commitment period commenced December 1, 2021 and will last 12 months. The next two commitment periods begin at the end of the preceding period and each last 12 months. As of March 31, 2022, the total remaining commitment, gross of discounts, was approximately $14.4 million, with a minimum of $2.8 million due within the next 12 months.
New Accounting Pronouncements
See Note 1, Description of Business and Summary of Significant Accounting Policies, to our Condensed Consolidated Financial Statements for a discussion of new accounting standards.
Application of Critical Accounting Policies and Estimates
There have been no material changes to the critical accounting estimates and assumptions disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
For a discussion of all of our significant accounting policies, including our critical accounting policies, see Note 1 to the Condensed Consolidated Financial Statements of Item 1 in this Quarterly Report.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate fluctuations and inflation risk.
Interest Rate Risk
We had a total cash balance of approximately $72.7 million, including $2.8 million of restricted cash, as of March 31, 2022 and a total cash balance of $107.8 million, including $2.8 million of restricted cash, as of December 31, 2021. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.
We are primarily exposed to changes in interest rates with respect to our cost of borrowing under our existing New Term Loan. We monitor our cost of borrowing under our New Term Loan, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our New Term Loan for all periods presented would not have a material impact on our Condensed Consolidated Financial Statements.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.
ITEM 4. CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of the material weaknesses described below.
However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Changes in Internal Control Over Financial Reporting
Except for continuing to take steps to remediate the material weakness in our internal control over financial reporting as described above, there were no changes in our internal control over financial reporting (as defined by 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 8, 2022, a putative stockholder of the Company filed a complaint in the Delaware Chancery Court alleging that he is entitled to attorneys’ fees and expenses in connection with a demand he made on the Company regarding the ability of Class A common stockholders to vote on certain charter amendments in connection with the Business Combination on December 8, 2021. Garfield v. Boxed, Inc., C.A. No. 2022-0132-VCZ (Del. Ch.). The stockholder did not specify in its complaint the amount of attorneys’ fees and expenses sought. Our response to the complaint was filed on May 2, 2022. Given the early stage of this matter and the uncertainty inherent in litigation and investigations, we do not believe it is possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.
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
ITEM 1A. RISK FACTORS
Besides the risk factor described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
It is not possible to predict the actual number of shares, if any, we will sell under the Purchase Agreement to the Investor, or the actual gross proceeds resulting from those sales.
In May 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with an investor pursuant to which we have the right from time to time at our option to sell to the investor up to $100.0 million of our common stock, subject to certain conditions and limitations set forth in the Purchase Agreement. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to the Investor at our discretion from time to time over an approximately 36-month period commencing on the date of the Purchase Agreement.
Subject to the terms of the Purchase Agreement, we generally have the right to control the timing and amount of any sales of our shares of common stock under the Purchase Agreement. Sales of our common stock, if any, under the Purchase Agreement will depend upon market conditions and other factors. We may ultimately decide to sell all, some or none of the shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement.
Because the purchase price per share to be paid by the Investor for the shares of common stock that we may elect to sell to the Investor under the Purchase Agreement, if any, will fluctuate based on the market prices of our common stock during the applicable pricing period for each of those sales, if any, it is not possible for us to predict prior to any such sales the number of shares of common stock that we will sell under the Purchase Agreement, the purchase price per share or the aggregate gross proceeds that we will receive from those purchases under the Purchase Agreement, if any.

Depending on the number of shares of common stock we sell under the Purchase Agreement, use of the facility could also cause substantial dilution to our stockholders. Further, the resale by the Investor of a significant amount of shares at any given time, or the market perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.
For more information regarding the terms of the Purchase Agreement, please refer to the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Common Stock Purchase Agreement.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of June 13, 2021, by and among the Registrant, Blossom Merger Sub, Inc., Blossom Merger Sub II, LLC and Giddy Inc.	8-K	001-39817	2.1†	6/14/2021
2.1(a)	Amendment to Agreement and Plan of Merger, dated as of November 26, 2021, by and among the Registrant, Blossom Merger Sub, Inc., Blossom Merger Sub II, LLC, and Giddy Inc.	8-K	001-39817	2.1	11/26/2021
3.1	Amended and Restated Certificate of Incorporation of Boxed, Inc.	8-K	001-39817	3.1	12/14/2021
3.2	Amended and Restated Bylaws of Boxed, Inc.	S-1		3.2	12/22/2021
4.1	Specimen Common Stock Certificate.	8-K	001-39817	4.1	12/14/2021
4.2	Warrant Agreement between the Registrant and Continental Stock. Transfer & Trust Company, dated as of December 17, 2020.	8-K	001-39817	4.1	12/23/2020
4.3	Form of Warrant Certificate.	8-K	001-39817	4.3	12/14/2021
10.1	Employment Agreement, dated as of February 15, 2022, by and between Boxed, Inc. and Mark Zimowski.					*
31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						*

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*
________________
† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXED, INC.

Date: May 10, 2022	By:	/s/ Chieh Huang
	Name:	Chieh Huang
	Title:	Chief Executive Officer

Date: May 10, 2022	By:	/s/ Mark Zimowski
	Name:	Mark Zimowski
	Title:	Chief Financial Officer