Form 10-Q
period 2022-06-30
Boxed, Inc.
filed 2022-08-09
CIK 1828672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 72,494,532 shares of common stock as of August 5, 2022.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that express Boxed, Inc.’s (the “Company,” “we,” “us,” “our,” “Boxed,” or “New Boxed” opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “projects,” “plans,” “seeks,” “should,” “would,” or “will,” in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report, including Part II, Item 1A, “Risk Factors,” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, our future results of operations, financial condition, and liquidity.

These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including without limitation, risks related to:

•responding to market conditions and global and economic factors beyond our control, including the ongoing impact and severity of the COVID-19 pandemic on our business, including evolving and future variants, and potential changes in the nature in which businesses are operated in response to the pandemic;

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

•our ability to expand our Software & Services (or “Spresso”) business;

•retaining or recruiting, or making changes with respect to, officers, key employees, or directors;

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

•the impact of changes in customer spending patterns, customer preferences, local, regional and national economic conditions, crime, weather, demographic trends, and employee availability;

•managing intense competition and competitive pressures from other companies worldwide in the industries in which we operate;

•complying with laws and regulations applicable to our business;

•our ability to achieve and maintain profitability in the future;

•the success of strategic relationships with third parties; and

•other factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).
The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated in our subsequent filings with the SEC, and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our corporate website, press releases, SEC filings and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about our company, products, planned financial and other announcements, attendance at upcoming investor and industry conferences and other matters, as well as for complying with our disclosure obligations under Regulation FD promulgated under the Securities Exchange Act of 1934, as amended:

•our Investor Relations page (https://investors.boxed.com);
•our Facebook page (https://www.facebook.com/BoxedWholesale/);
•our LinkedIn page (https://www.linkedin.com/company/boxed-com);
•our Instagram page (https://www.instagram.com/boxedwholesale/); and
•our company blog (https://www.boxed.com/blog).

The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report.

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
“Boxed Market,” formerly known as “MaxDelivery,” refers to BOXEDMAX, LLC, a wholly-owned subsidiary of the Company.
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
“Common Stock Purchase Agreement,” “Purchase Agreement,” or “Equity Financing” refers to the common stock purchase agreement, dated as of May 9, 2022, by and between The Jones Group Ventures LLC and Boxed, Inc.
“Earnout liability” refers to the associated liability with the Sponsor Earnout Shares as well as with the contingent consideration related to the acquisition of Boxed Market (formerly known as MaxDelivery).
“Forward Purchase Agreement” means the agreement entered into by Seven Oaks and ACM for an OTC Equity Prepaid Forward Transaction.
“Forward Purchase Transaction” means the OTC Equity Prepaid Forward Transaction pursuant to the terms of the Forward Purchase Agreement.
“IPO” means the initial public offering, with respect to Seven Oaks’ IPO.
“New Term Loan” refers to the term loan agreement entered into on August 4, 2021.
“NYSE” means the New York Stock Exchange.
“Old Boxed” refers to the pre-merger Company, also known as Giddy Inc. (d/b/a Boxed).
“Palantir” refers to Palantir Technologies Inc.
“PIK Interest” refers to the interest that is capitalized with, or added to, the principal amount of the PIPE Convertible Notes.

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
“Prepayment Amount” means the amount paid by the Company with funds from Seven Oaks’ trust account to ACM pursuant to the terms of the Forward Purchase Agreement, equal to the redemption price per share multiplied by the number of subject shares on the date of prepayment.
“Private Warrants” or “Private Placement Warrants” means warrants originally issued in private placement in connection with Seven Oaks’ IPO.
“Public Warrants” means warrants originally issued in the IPO of Seven Oaks.
“Redemptions” refers to the holders of shares of common stock sold in Seven Oaks’ IPO who have exercised their right to have such shares redeemed.
“Retail” refers to our e-commerce retail business unit.
“SEC” means the U.S. Securities and Exchange Commission.
“Seven Oaks” means Seven Oaks Acquisition Corp.
“Software & Services” refers to all sales generated through the Company’s software and services business unit.
“SPAC Warrants” means the Private Warrants and Public Warrants.
“SPAC warrant liabilities” refers to the liabilities recorded in connection with the SPAC Warrants.
“Sponsor” means the Company’s former sponsor, Seven Oaks Sponsor LLC.
“Sponsor Earnout Shares” refers to the portion of shares held by the Sponsor that are subject to certain vesting conditions.
“Spresso” refers to the Company’s branding for its Software & Services business segment.
“U.S. GAAP” means United States generally accepted accounting principles, consistently applied, as in effect from time to time.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOXED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2022 (Unaudited) and December 31, 2021
(in thousands except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,892	$105,027
Restricted cash	2,768	2,768
Marketable securities	6,958	—
Accounts receivable, net	3,933	3,122
Inventories	15,010	11,428
Prepaid expenses and other current assets	11,793	4,915
Deferred contract costs, current	1,317	7,580
TOTAL CURRENT ASSETS	81,671	134,840
Property and equipment, net	6,858	7,019
Unbilled receivables	11,031	8,891
Forward purchase receivable	58,546	60,050
Operating lease right-of-use asset (1)	9,719	—
Goodwill	7,420	7,444
Prepaid expenses, noncurrent	9,299	—
Deferred contract costs, noncurrent	—	11,847
Other long-term assets	1,435	1,514
TOTAL ASSETS	$185,979	$231,605
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$17,209	$28,936
Accrued expenses	8,214	6,392
Deferred revenue	2,154	2,020
Operating lease liabilities, current (1)	2,997	—
Other current liabilities	15,981	21,899
Earnout liability, current	692	—
SPAC warrant liabilities	3,890	22,045
TOTAL CURRENT LIABILITIES	51,137	81,292
PIPE Convertible Notes, net of transaction costs	80,612	77,047
Long-term debt	43,486	43,287
Forward purchase option derivative	49,055	4,203
Earnout liability, noncurrent	2,962	27,134
Operating lease liabilities, noncurrent (1)	7,137	—
Other long-term liabilities	85	217
TOTAL LIABILITIES	234,474	233,180
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value per share; 600,000,000 shares authorized as of both June 30, 2022 and December 31, 2021; 70,552,272 and 66,647,242 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	404,194	383,066
Accumulated other comprehensive income (loss)	(20)	—
Accumulated deficit	(452,676)	(384,648)
TOTAL STOCKHOLDERS’ DEFICIT	(48,495)	(1,575)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$185,979	$231,605
(1) Figures as of June 30, 2022 reflect the Company’s January 1, 2022 adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases. For additional details, see Note 1.
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BOXED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three and six months ended June 30, 2022 and 2021 (Unaudited)
(in thousands except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue:
Retail	$43,567	$39,192	$87,963	$79,067
Software & Services(1)	99	3,159	2,329	4,141
Total net revenue	43,666	42,351	90,292	83,208
Cost of sales:
Retail	(40,321)	(36,479)	(80,370)	(72,142)
Software & Services(1)	(477)	(753)	(959)	(1,018)
Total cost of sales	(40,798)	(37,232)	(81,329)	(73,160)
Gross profit	2,868	5,119	8,963	10,048
Advertising expense	(8,091)	(3,737)	(19,786)	(9,444)
Selling, general, and administrative expense	(22,870)	(13,532)	(46,280)	(26,046)
Loss from operations	(28,093)	(12,150)	(57,103)	(25,442)
Other income (expense), net	(3,724)	1,983	(10,925)	1,070
Loss before income taxes	(31,817)	(10,167)	(68,028)	(24,372)
Income taxes	—	—	—	—
Net loss	$(31,817)	$(10,167)	$(68,028)	$(24,372)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(20)	—	(20)	—
Net comprehensive loss	$(31,837)	$(10,167)	$(68,048)	$(24,372)
Net loss per share, basic and diluted	$(0.47)	$(0.89)	$(1.01)	$(2.44)
Weighted average shares outstanding, basic and diluted	67,221,398	9,434,526	67,041,502	9,426,915
(1) For information related to related party transactions, see Note 17.
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BOXED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
For the three and six months ended June 30, 2022 and 2021 (Unaudited)
(in thousands except share and per share amounts)

	Total Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at March 31, 2022	—	$—	66,915,204	$7	$391,257	$—	$(420,859)	$(29,595)
Stock-based compensation	—	—	—	—	4,444	—	—	4,444
Exercises of common stock options			388,083	—	763	—	—	763
Exercises of warrants	—	—	1	—	—	—	—	—
Conversion of Convertible Notes	—	—	24,999	—	274	—	—	274
Shares issued from Equity Financing	—	—	3,223,985	—	7,456	—	—	7,456
Net unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(31,817)	(31,817)
Balances at June 30, 2022	—	$—	70,552,272	$7	$404,194	$(20)	$(452,676)	$(48,495)

Balances at March 31, 2021	42,383,516	$325,602	9,927,206	$—	$7,025	$—	$(329,630)	$(322,605)
Retroactive application of recapitalization	(2,127,590)	—	(498,319)	1	(1)	—	—	—
Adjusted beginning balance	40,255,926	$325,602	9,428,887	$1	$7,024	$—	$(329,630)	$(322,605)
Stock-based compensation	—	—	—	—	479	—	—	479
Exercises of common stock options	—	—	8,429	—	20	—	—	20
Retroactive application of recapitalization	—	—	(423)	—	—	—	—	—
Series C-3 preferred stock remeasurement	—	(1,733)	—	—	1,733	—	—	1,733
Net loss	—	—	—	—	—	—	(10,167)	(10,167)
Balances at June 30, 2021	40,255,926	$323,869	9,436,893	$1	$9,256	$—	$(339,797)	$(330,540)

	Total Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	66,647,242	$7	$383,066	$—	$(384,648)	$(1,575)
Stock-based compensation	—	—	—	—	9,624	—	—	9,624
Exercises of common stock options			388,083	—	763	—	—	763
Exercises of warrants	—	—	822	—	11	—	—	11
Issuance of awards related to acquisition	—	—	267,141	—	3,000	—	—	3,000
Conversion of Convertible Notes			24,999	—	274	—	—	274
Shares issued from Equity Financing	—	—	3,223,985	—	7,456	—	—	7,456
Net unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—		(68,028)	(68,028)
Balances at June 30, 2022	—	$—	70,552,272	$7	$404,194	$(20)	$(452,676)	$(48,495)

Balances at December 31, 2020	42,383,516	$325,201	9,888,776	$—	$6,983	$—	$(315,425)	$(308,442)
Retroactive application of recapitalization	(2,127,590)	—	(496,415)	1	(1)	—	—	—
Adjusted beginning balance	40,255,926	$325,201	9,392,361	$1	$6,982	$—	$(315,425)	$(308,442)
Stock-based compensation	—	—	—	—	855	—	—	855
Exercises of common stock options	—	—	46,859	—	87	—	—	87
Retroactive application of recapitalization	—	—	(2,327)	—	—	—	—	—
Series C-3 preferred stock remeasurement	—	(1,332)	—	—	1,332	—	—	1,332
Net loss	—	—	—	—	—	—	(24,372)	(24,372)
Balances at June 30, 2021	40,255,926	$323,869	9,436,893	$1	$9,256	$—	$(339,797)	$(330,540)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BOXED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2022 and 2021 (Unaudited)
(in thousands except share and per share amounts)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,028)	$(24,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,208	2,464
Stock-based compensation	9,624	855
Noncash Common Stock Purchase Agreement costs	1,000	—
Bad debt expense/(change in reserve)	95	(115)
Change in fair value of warrants and derivative instruments	3,217	(1,300)
Amortization of debt discount	867	—
PIK Interest	3,171	—
Net amortization/accretion on available-for-sale securities	(17)	—
Unrealized gain/(loss) on available-for-sale securities	(4)	—
Noncash operating lease expense	1,579	—
Other noncash items	—	99
Changes in assets and liabilities:
Receivables, net	(906)	(339)
Inventories	(3,583)	1,045
Prepaid expenses and other current assets	(6,877)	(1,980)
Unbilled receivables	(2,140)	—
Deferred contract costs	18,111	—
Prepaid expenses, noncurrent	(9,299)	—
Other long-term assets	78	—
Accounts payable	(11,726)	4,252
Accrued expenses	1,822	1,513
Deferred revenue	134	1,720
Operating lease liabilities	(1,608)	—
Other liabilities	(2,571)	2,008
Net cash used in operating activities	(64,853)	(14,150)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,046)	(839)
Forward purchase payments	(936)	—
Forward purchase receipts	2,441	—
Purchase of available-for-sale securities	(6,958)	—
Other investing activities	24	14
Net cash used in investing activities	(7,475)	(825)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	(37)	(39)
Proceeds from option exercises	763	87
Proceeds from warrant exercises	11	—
Proceeds from Common Stock Purchase Agreement	6,456	—
Repayments from borrowings	—	(1,875)
Net cash provided by (used in) financing activities	7,193	(1,827)
Total change in cash, cash equivalents and restricted cash	(65,135)	(16,802)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	107,795	30,043
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$42,660	$13,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Cash paid for taxes	$61	$2
Cash paid for interest	$2,149	$221

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued related to equity consideration of acquisition	$3,000	$—
Conversion of Convertible Notes	$274	$—
Deferred transaction costs included in accrued expense & accounts payable	$—	$1,312

Cash and cash equivalents at end of period	$39,892	$13,241
Restricted cash at end of period	2,768	—
Cash, cash equivalents and restricted cash at end of period	$42,660	$13,241
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BOXED, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three and six months ended June 30, 2022 and 2021 (Unaudited)
(in thousands except share and per share amounts)
1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description — Boxed, Inc. (the “Company”) is an e-commerce retailer and e-commerce enabler. The Company operates an e-commerce retail (“Retail”) service that provides bulk pantry consumables to businesses and household customers within the continental United States. The Company generates net revenue through direct retail sales of third-party and private-labeled goods, which includes all sales generated primarily through the Company’s website, mobile-optimized website, mobile applications, and software and services (“Software & Services” or “Spresso”) offerings of its enterprise-level e-commerce platform.
Business Combination — On December 8, 2021 (the “Closing”), the Company (formerly known as Seven Oaks Acquisition Corp. or Seven Oaks) completed the acquisition of Giddy Inc. (“Old Boxed”) pursuant to the definitive agreement dated June 13, 2021 (the “Business Combination Agreement”), by and among, Seven Oaks, two of its wholly-owned subsidiaries, Blossom Merger Sub, Inc. and Blossom Merger Sub II, LLC, and Old Boxed. Upon the Closing, Old Boxed merged with Blossom Merger Sub, Inc., with Old Boxed surviving the merger as a wholly-owned subsidiary of the Company. Immediately following this initial merger, Old Boxed merged with and into Blossom Merger Sub II, LLC, with Blossom Merger Sub II, LLC surviving the merger and changing its name to “Boxed LLC.” Also upon Closing, the Company changed its name from “Seven Oaks Acquisition Corp.” to “Boxed, Inc.” and is referred to herein as “New Boxed,” or the “Company.” Unless the context otherwise requires, references to “Seven Oaks” herein refer to the Company prior to Closing.
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
New Boxed common stock and warrants commenced trading on the New York Stock Exchange (“NYSE”) under the symbols “BOXD” and “BOXD WS,” respectively, on December 9, 2021. See Note 2, “Business Combination,” for additional details.
Boxed Market (formerly known as MaxDelivery) Acquisition — On December 9, 2021, the Company completed an acquisition of substantially all of the assets and operations of MaxDelivery, LLC (“MaxDelivery”), an on-demand grocery delivery business in New York City, which as of the second quarter of 2022 has been rebranded as “Boxed Market.” Consideration for the acquisition consisted of $4,000 in cash consideration, $3,000 in equity consideration, and a future potential earnout, or contingent consideration, discussed below. The acquisition was accounted for as a business combination under the acquisition method in accordance with guidance found in ASC 805, Business Combinations, and the related fair value considerations and purchase price allocation are detailed within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Operating results for this acquisition have been included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss since the date of acquisition and are reflected within the Retail segment. For discussion on the accounting treatment of acquired intangible assets and goodwill, refer to the Intangible Assets and Goodwill discussion below.
The Company recorded a contingent consideration liability of $1,711 as of the acquisition date, representing the estimated fair value of the contingent payable to former shareholders. The fair value of the contingent consideration is remeasured at each reporting period, as discussed in Note 15, and is included within earnout liability in the Company’s Condensed Consolidated Balance Sheets.

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
The unaudited results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of future results or results to be expected for the full fiscal year ended December 31, 2022.
These unaudited Condensed Consolidated Financial Statements, including the Company’s significant accounting policies, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and related notes thereto included in the Annual Report on Form 10-K, as filed with the SEC on March 15, 2022.
Considerations Related to COVID-19 — The ongoing spread of COVID-19 and emerging and future variants throughout the United States and internationally, as well as measures implemented by government authorities to minimize transmission of the virus have had, and continue to have, negative and positive implications for the Company’s business. Though many areas have begun relaxing such restrictions, varying levels of restrictions remain and may be increased, particularly in light of the proliferation of the Delta, Omicron, BA.4, and BA.5 variants.
In the preparation of these Condensed Consolidated Financial Statements and related disclosures we have assessed the impact that the COVID-19 pandemic has had on the Company’s estimates, assumptions, forecasts, and accounting policies and made additional disclosures, as necessary. As the COVID-19 pandemic and its impacts are unprecedented and ever evolving, future events and effects related to the pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
Going Concern, Liquidity and Management’s Plan — As of June 30, 2022, the Company had total cash and cash equivalents of $39,892, restricted cash of $2,768, short-term marketable securities of $6,958, and an accumulated deficit. In addition, the Company’s net loss and net cash used in operating activities amounted to $(68,028) and $(64,853), respectively, for the six months ended June 30, 2022. As an emerging growth company, the Company is dependent on outside capital to execute its strategy of investing in growth at the expense of short-term profits. As a result, the Company has incurred significant losses and net cash outflows from operating activities since its inception and expects to incur such losses and remain dependent on outside capital for the foreseeable future until such time that the Company can realize its growth strategy by generating profits and reducing its reliance on outside capital. Given the inherent uncertainties associated with executing the Company’s growth strategy, management can provide no assurance that the Company will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund the Company’s obligations as they become due over the next twelve months from the date these Condensed Consolidated Financial Statements were issued.
In addition, as disclosed in Note 8, the Company entered into a term loan agreement (the “New Term Loan”) in August 2021 for principal of $45,000. The New Term Loan contains a certain number of financial covenants, which requires the Company to (i) maintain minimum unrestricted cash balance of $15,000, (ii) maintain minimum net Retail revenue based upon agreed quarterly targets; and (iii) maintain a Retail gross margin percentage of at least 8%. In order to achieve these targets, the Company expects to invest in growth initiatives including sales, marketing, and promotional spend. The Company expects these investments, among others, to result in a continued net use of cash from operating activities over the next twelve months.
As of June 30, 2022, the Company was in compliance with the financial covenants required by its New Term Loan. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next twelve months. If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the New Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the New Term Loan will be successfully refinanced on terms that are acceptable to the Company.

To date, the Company has raised a substantial amount of capital from outside investors and lenders through the issuance of stock and borrowings, including under its term loans and revolving credit facilities, as well as through the consummation of the Business Combination, and expects this reliance to continue for the foreseeable future. However, as of June 30, 2022, the Company had no additional capital available for borrowing and no firm commitment from current or prospective investors to provide the Company additional capital to fund operations in the foreseeable future. While management believes the Company will be able to obtain additional capital, no assurance can be provided that such capital will be obtained or on terms that are acceptable to the Company. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If management is unsuccessful in securing additional capital and/or executing its strategy of growth whereby the Company realizes profits and generates sufficient cash inflows from operations to fund the Company’s obligations as they become due, management may be required to seek other strategic alternatives such as a further reduction in the Company’s current cost structure, or a recapitalization of the Company’s balance sheet, including related outstanding debt and equity securities.
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
Segment Information — The Company manages and reports its operating results through two reportable segments defined by its products and services: Retail and Software & Services (which the Company recently branded as “Spresso”). See Note 18, “Segment Reporting,” for the three and six months ended June 30, 2022 and 2021.
Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash for the purpose of balance sheet presentation. Cash equivalents, which consist primarily of money market accounts, are carried at cost, which approximates market value. In addition, as discussed below within Marketable Securities, the Company also has available-for-sale marketable securities that are carried at estimated fair value. Some of these marketable securities, including both money market accounts and commercial paper, are classified as cash and cash equivalents due to their original maturities of less than three months.
Restricted Cash — The Company’s restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of June 30, 2022 and December 31, 2021 was $2,768 for both periods, respectively, and consists of collateral for letters of credit related to the Company’s relationships with certain product vendors, and letters of credit issued in lieu of deposits on certain real estate and facility leases.
Marketable Securities— The Company’s marketable securities are investments in available-for-sale marketable securities that are carried at estimated fair value. The Company’s valuations of available-for-sale securities are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or based on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets. Management determines the appropriate classification of its investments in debt securities at the time of purchase. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than 12 months from, the balance sheet date are classified as marketable securities. Investments with original maturities of three months or less at the date of purchase are classified as cash and cash equivalents.

Unrealized gains and losses are excluded from earnings and are reported as components of comprehensive loss. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not that it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. No sales of these securities have been made to date.
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
Accounts receivable includes $2,757 and $2,318 of trade receivables at June 30, 2022 and December 31, 2021, respectively. The Company has recorded an allowance of $130 and $96 as of June 30, 2022 and December 31, 2021, respectively.
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
Concentrations of Risk — Certain financial instruments potentially subject us to concentrations of credit risk. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash balances are primarily on deposit at high credit quality financial institutions. The cash balances in all accounts held at financial institutions are insured up to $250 thousand by the Federal Deposit Insurance Corporation (“FDIC”) through June 30, 2022. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.
The risk with respect to accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. As of June 30, 2022 and December 31, 2021, one third-party seller accounted for approximately 27.5% and 40.9% of the Company’s outstanding receivables, respectively.
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
The Company reviews inventories to determine the necessity of write-offs for excess, obsolete, or unsellable inventory. The Company estimates write-offs for inventory obsolescence based on its judgment of future realization. These reviews require the Company to assess customer and market demand. There were no material write-offs for the three and six months ended June 30, 2022 or 2021.
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

Impairment of Long-Lived Assets — The Company periodically evaluates the need to recognize impairment losses relating to long-lived assets in accordance ASC 360, Property, Plant, and Equipment. Long-lived assets are evaluated for recoverability whenever events or circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows, on an undiscounted basis, expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company would write the asset down to fair value and record an impairment charge accordingly. As of June 30, 2022 and December 31, 2021, there were no such events or circumstances that indicate a need for such evaluation.
Deferred Contract Costs — The Company defers contract costs when there is a known current obligation that is not yet paid. In these instances, the Company records deferred contract costs to recognize the asset in its Condensed Consolidated Balance Sheets to offset the Company’s related liability. Deferred contract costs as of December 31, 2021 were related to the asset associated with the Company's contract with Palantir as described in Note 12 as well as insurance premiums related to becoming a public company. These obligations were paid in the first quarter of 2022 and the related assets have been reclassified to prepaid expenses, both current and noncurrent, on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2022, additional deferred contract costs were recorded for Palantir.
Forward Purchase Receivable and Forward Purchase Option Derivative — On December 8, 2021, upon the closing of the Forward Purchase Agreement, as discussed in Note 2, the Company recorded a Forward Purchase Receivable on its Condensed Consolidated Balance Sheets of $65,062 to account for the Prepayment Amount. The Prepayment Amount will be held in a deposit account until the Valuation Date (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions). On the Valuation Date, the Company will receive a pro rata portion of the then remaining Prepayment Amount. As of June 30, 2022, there was $58,546 remaining, gross of interest, as ACM sold 744,654 shares after Closing and through June 30, 2022.
Also in connection with the Forward Purchase Agreement, the Company recognized a liability for a freestanding derivative, referred to herein as the “forward purchase option derivative,” on its Condensed Consolidated Balance Sheets. See Note 2, “Business Combination,” and Note 13, “Forward Purchase Transaction,” for further detail. In accordance with ASC 815, Derivatives and Hedging, and as discussed in Note 15, “Fair Value Measurements,” the Company remeasures the fair value of the forward purchase option derivative liability at each reporting period. As of June 30, 2022 the forward purchase option derivative liability was $49,055.
Intangible Assets and Goodwill — As part of the acquisition of Boxed Market (formerly known as MaxDelivery), as discussed above, the Company recorded intangible assets and goodwill on its Condensed Consolidated Balance Sheets. The intangible assets acquired relate to MaxDelivery’s customer relationships, trademarks, and internally developed technology which were valued via (i) the multi-period excess-earnings method (ii) relief-from-royalty method and (iii) cost replacement method, respectively, all of which are under the income approach in accordance with ASC 805, Business Combinations. Also in accordance with ASC 805, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Any excess of the purchase price over the fair values of assets acquired, including intangibles and liabilities assumed, was recognized as goodwill. As the Company views Boxed Market as part of its Retail segment, the goodwill recorded is included within its Retail business unit. The Company’s goodwill is subject to annual impairment testing. Further discussion on the purchase price allocation is detailed within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Debt — The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the Company’s long-term debt, including its PIPE Convertible Notes and New Term Loan (as defined in Note 7 and Note 8, respectively), are recorded as a direct deduction from the carrying amount of the debt. Amortization of debt issuance costs was $444 and $867 for the three and six months ended June 30, 2022, respectively. There were no corresponding costs for the prior year periods. Interest expense for total long-term debt was $3,090 and $98 for the three months ended June 30, 2022 and 2021, respectively, and $6,112 and $209 for the six months ended June 30, 2022 and 2021, respectively.
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
Employee Benefit Plan — The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the three and six months ended June 30, 2022 and 2021.
Stock-Based Compensation — The Company measures and records the expense related to stock-based awards based upon the fair value at the date of grant.
Employee stock-based compensation awards are recorded in accordance with ASC 718, Compensation — Stock Compensation. ASC 718 requires all stock-based payments to employees to be recognized as expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss based on their grant date fair values. The Company has granted stock options, restricted stock units, and restricted stock awards. Restricted stock units and awards are determined based on the fair market value of the common stock on the date of the grant.
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
Prior to becoming a public company, the Company estimated the fair value of its common stock. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.
Since the Company’s common shares began trading on the New York Stock Exchange, the Company utilizes the closing share trade price of its shares as the fair value of the Company’s common stock.
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
Revenue Recognition — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted ASU No. 2014-09 and its related amendments (collectively, known as ASC 606, Revenue from Contracts with Customers) effective January 1, 2019, using the modified retrospective approach to all contracts not completed at the date of initial application. Adoption of ASC 606 did not have an impact on the timing of revenue recognition in the Company’s Condensed Consolidated Financial Statements. The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations that are part of a contract whose original expected duration is less than one year. See Note 9, “Revenue Recognition,” for details about the Company’s revenue streams and respective revenue recognition policies, including remaining performance obligations.
Other Income (Expense), Net — Other income (expense), net, consists primarily of gains (losses) resulting from fair value valuations and adjustments of the Public and Private Warrants and the Company’s derivative instruments, including the Sponsor Earnout Shares, forward purchase option derivative, and contingent consideration related to the Boxed Market acquisition. Also included in other income (expense), net is (i) interest incurred from the Company’s PIPE Convertible Notes and New Term Loan and (ii) transaction costs related to the Common Stock Purchase Agreement.
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
Cost of Sales — Cost of sales consists of the costs of merchandise, expenses for shipping to and from clients and inbound freight, inventory write-offs and changes in the Company’s inventory reserve, payment processing fees, and packaging materials costs, offset by vendor funded promotions and various vendor allowances. Also included in cost of sales are wages of employees who provide promised services directly to the customer, including wages attributable to implementation and maintenance services for the Company’s Software & Services customers as well as wages attributable to delivery fulfillment services provided to the Company’s Boxed Market customers.

Delivery Costs — Outbound shipping and handling costs incurred to deliver merchandise to customers amounted to $6,907 and $6,663 for the three months ended June 30, 2022 and 2021, respectively, and $14,179 and $13,296 for the six months ended June 30, 2022 and 2021, respectively. The delivery costs are included in cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Selling, General and Administrative Expense — Selling, general and administrative expense consists primarily of salaries and benefits for warehouse employees as well as all regional and home office employees, including buying personnel. Selling, general and administrative expense also includes substantially all building and equipment depreciation, research and development expense, bank service charges, utilities, as well as other operating costs incurred to support e-commerce website operations. In accordance with ASC 730-10-25, Research and Development, research and development costs are charged to expense as and when incurred in the development of software products to be sold, leased, or marketed to external parties. Research and development expense incurred was $450 and $335 for the three months ended June 30, 2022 and 2021, respectively, and $926 and $811 for the six months ended June 30, 2022 and 2021, respectively.
Advertising Expense — The Company expenses advertising as incurred. Advertising expense was $8,091 and $3,737 for the three months ended June 30, 2022 and 2021, respectively, and $19,786 and $9,444 for the six months ended June 30, 2022 and 2021, respectively. These costs are included in advertising expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 are prepayments for future advertising expenses of approximately $1,555 and $78, respectively. In addition, beginning in the first quarter of 2022, the Company started to incur advertising costs related to a television commercial production. In accordance with ASC 720-35, Advertising Costs, the Company has elected to defer production advertising costs for its commercial production activities until the first-time the advertisement takes place, while the costs of communicating advertising are expensed as services are received. As the commercial production first aired in March 2022, the costs were both deferred and recognized within the first quarter.
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
The Company elected the “package of practical expedients,” which permitted the Company to not reassess prior conclusions about whether any expired or existing arrangements are or contain a lease, lease classification and the treatment of initial direct costs under the new guidance. The Company did not elect the use-of-hindsight practical expedient.
The Company’s accounting for lessee finance leases remains substantially unchanged from legacy guidance. All prior periods are presented in accordance with legacy guidance for both operating and finance leases. The standard did not have a significant impact on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss or Statements of Cash Flows.

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
Upon consummation of the Business Combination and other transactions, the following occurred:
•The Company changed its name from “Seven Oaks Acquisition Corp.” to “Boxed, Inc.” and is referred to herein as “New Boxed,” or the “Company.” Unless the context otherwise requires, references to “Seven Oaks” herein refer to the Company prior to Closing.
•Holders of 18,098,335 shares of Seven Oaks Class A common stock sold in its initial public offering exercised their right to have such shares redeemed (the “Redemptions”) for a full pro rata portion of the trust account holding the proceeds from Seven Oaks’ initial public offering. The remaining 7,776,665 shares of Seven Oaks Class A common stock were each automatically reclassified into one share of New Boxed common stock.
•The 6,468,750 shares of Seven Oaks Class B common stock held by Seven Oaks Sponsor LLC (the “Sponsor”) were each automatically reclassified into one share of New Boxed common stock, of which 1,940,625 are subject to vesting under certain conditions (the “Sponsor Earnout Shares”). The Sponsor Earnout Shares will be considered outstanding for legal purposes prior to the achievement of the vesting conditions but will not be considered outstanding for accounting purposes until such vesting conditions are achieved. See Note 15, “Fair Value Measurements,” for detail on the Company’s valuation of these shares.
•Pursuant to subscription agreements entered into in connection with the Business Combination Agreement (the “Subscription Agreements”), certain investors (the “PIPE Investors”) subscribed to purchase an aggregate of 3,250,000 shares of Class A common stock at $10.00 per share and an aggregate of 87,500 in principal amount of convertible notes (the “PIPE Convertible Notes” or “Convertible Notes”) upon consummation of the Business Combination (collectively, the “PIPE Investment”). At Closing, the Company consummated the PIPE Investment and 3,250,000 shares of New Boxed common stock were issued. See Note 7, “Convertible Notes,” for terms and details of the PIPE Convertible Notes.

•After giving effect to the transactions described above, including the Redemptions and the consummation of the PIPE Investment, there were 15,554,790 shares of New Boxed common stock issued and outstanding (excluding the Sponsor Earnout Shares).
Prior to the Closing, on November 28, 2021, Seven Oaks entered into an agreement (the “Forward Purchase Agreement”) with ACM AART VII D LLC (“ACM”) for a cash-settled OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, ACM purchased approximately 6,504,768 shares of Seven Oaks’ Class A common stock (the “Forward Purchase shares”) and, one business day following the closing of the Business Combination, the Company paid out to ACM an amount (such amount, as adjusted under the Forward Purchase Agreement, the “Prepayment Amount”) equal to the redemption price per share multiplied by the number of subject shares on the date of prepayment. The Prepayment Amount of $65,062 was paid out of the funds received by the Company from Seven Oaks’ trust account and will be held in deposit account for the benefit of ACM until the “Valuation Date” (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions). At any time prior to the Valuation Date, ACM may elect an optional early termination to sell some or all of the Forward Purchase shares in the open market. If ACM sells any shares prior to the Valuation Date, a pro-rata portion of the Prepayment Amount will be released from the deposit account and paid to the Company. As of June 30, 2022, ACM has sold 744,654 shares, for which the Company received net proceeds of $6,516, after paying related fees to ACM. Depending on the manner in which the Forward Purchase Transaction is settled, the Company may never have access to the full remaining Prepayment Amount of $58,546. See Note 13, “Forward Purchase Transaction,” for further detail on the Forward Purchase Agreement and the related settlement scenarios.
As discussed above, a total of 18,098,335 shares of Seven Oaks Class A common stock were presented for redemption in connection with the Business Combination (the “Redemptions”). As a result, there was approximately $77,784 remaining in Seven Oaks’ trust account, following Redemptions. Combined with the total PIPE Investment of $120,000, comprised of $32,500 in equity and $87,500 in Convertible Notes, and after deducting combined company transaction fees of $47,667, there was approximately $150,117 of cash proceeds received by the Company from the transaction. After paying the Prepayment Amount of $65,062 on December 9, 2021, the day after the Closing, the Company had $85,054 in net proceeds remaining. As discussed above, as of June 30, 2022, $6,516 of the amount initially subject to settlement under the Forward Purchase Transaction had been recovered by the Company, net of applicable fees paid to ACM.
Public and Private Warrants — In December 2021, in connection with the closing of the Business Combination, the Company assumed a total of 18,525,000 outstanding warrants to purchase one share of Boxed common stock with an exercise price of $11.50. Of these warrants, 12,937,500 warrants (the “Public Warrants”) were originally issued in the initial public offering (“IPO”) of Seven Oaks and 5,587,500 warrants (the “Private Warrants”) were originally issued in a private placement in connection with the IPO. The Private Warrants are identical to the Public Warrants, except the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchases or their transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated its warrants under ASC 815-40, Derivatives and Hedging, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Therefore, the Company recorded these warrants as current liabilities on the Condensed Consolidated Balance Sheets at fair value upon Closing, with subsequent changes in their respective fair values to be recognized in other income (expense), net in the Condensed Consolidated Statements of Operations during future reporting periods. See Note 15, “Fair Value Measurements,” for further disclosure on the change in fair value of Public and Private Warrant liabilities.
During the six months ended June 30, 2022, 822 warrants were exercised, leaving 18,524,178 outstanding.

3.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Leasehold improvements	$8,780	$8,716
Warehouse equipment	3,286	3,056
Computers and small tools	1,480	1,337
Furniture and fixtures	86	85
Software development	14,177	14,091
Work in progress	1,321	7
	29,130	27,292
Less: Accumulated depreciation and amortization	(22,272)	(20,273)
Property and equipment, net	$6,858	$7,019
The Company recorded depreciation and amortization expense of $1,192 and $1,234 for the three months ended June 30, 2022 and 2021, respectively, of which $498 and $494 related to software development costs as well as costs for other intangibles, respectively. The Company recorded depreciation and amortization expense of $2,208 and $2,464 for the six months ended June 30, 2022 and 2021, respectively, of which $803 and $993 related to software development costs as well as costs for other intangibles, respectively.
4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
As of June 30, 2022 and December 31, 2021, the major components of prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid insurance	$3,252	$476
Prepaid services (1)	4,195	1,918
Vendor funds receivable	1,143	1,058
Other prepaid expenses	3,022	806
Other receivables	181	657
Total	$11,793	$4,915
(1) Prepaid services represent the current portion paid to Palantir in 2022 in accordance with the Company’s Master Service Agreement, as discussed and defined in Note 12. The noncurrent portion of $9,299 is recorded as prepaid expenses, noncurrent on the Company’s Condensed Consolidated Balance Sheets.

5.    MARKETABLE SECURITIES
The Company began investing in certain available-for-sale securities during the second quarter of 2022. The fair value and amortized costs of available-for-sale securities by major security type as of June 30, 2022 were as follows:

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$13,965	$—	$(16)	$13,949
Corporate bonds	1,002	—	(4)	$998
Money market funds	5,068	—	—	5,068
Total marketable securities, including those classified as cash equivalents	$20,035	$—	$(20)	$20,015
These available-for-sale securities were classified on the Company’s balance sheets as of June 30, 2022:

Fair Value
Cash equivalents	$13,057
Short-term marketable securities	6,958
Long-term marketable securities	—
Total marketable securities, including those classified as cash equivalents	$20,015
As of June 30, 2022, all of the available-for-sale securities have contractual maturities of less than one year. Those with original maturities of less than three months are recorded on the Company’s Condensed Consolidated Balance Sheets as cash equivalents and still fall under the disclosure requirements within ASC 320-10, Investments — Debt Securities. There have been no significant realized gains or losses on available-for-sale securities in the periods presented in the accompanying financial statements. Based on the Company’s review of its available-for-sale securities, the Company believes that it had no other-than-temporary impairments on these securities as of June 30, 2022 because the Company does not intend to sell these securities nor does it believe that it will be required to sell these securities before the recovery of their amortized cost basis.
As of June 30, 2022, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors.
6.    OTHER CURRENT LIABILITIES
As of June 30, 2022 and December 31, 2021, the major components of other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Credit card payable	$11,251	$13,738
Accrued sales tax payable	1,845	1,708
Deferred rent – short term	—	451
Credits liability	655	641
Obligation for equity consideration(1)	—	3,000
Other accrued liabilities	2,230	2,362
Total	$15,981	$21,899
(1) For further detail on the equity consideration, refer to Note 1 within the discussion on the Boxed Market (formerly known as MaxDelivery) Acquisition. The equity consideration was issued in March 2022.

7.    CONVERTIBLE NOTES
Concurrently with the execution of the Business Combination and for the purposes of raising the cash portion of the consideration for the Business Combination, Seven Oaks entered into Subscription Agreements with the PIPE Investors. Pursuant to these agreements, upon the Closing on December 8, 2021, the Company issued an aggregate of $87,500 in principal amount of PIPE Convertible Notes. The PIPE Convertible Notes will bear interest at a rate of 7.00% per annum payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2022. The PIPE Convertible Notes will mature on December 15, 2026, unless earlier repurchased by the Company or converted at the option of the holders. Upon conversion, the Company will settle conversions of PIPE Convertible Notes through payment or delivery, as the case may be, of cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election.
The initial conversion rate for the PIPE Convertible Notes is 83.333 shares of common stock per $1 thousand principal amount of the PIPE Convertible Notes (which represents an initial conversion of approximately $12.00 per share). The conversion rate for the PIPE Convertible Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, if a make-whole fundamental change (as defined in the indenture governing the PIPE Convertible Notes) or a redemption with respect to the PIPE Convertible Notes occurs prior to the maturity date, under certain circumstances as specified in the relevant indenture, the Company will increase the conversion rate for the PIPE Convertible Notes by a number of additional shares of the Company’s common stock for a holder that elects to convert its notes in connection with such make-whole fundamental change or redemption.
The Company is required to repurchase the PIPE Convertible Notes upon a fundamental change (as defined in the indenture governing the PIPE Convertible Notes) at a fundamental repurchase price equal to 101% of the principal amount plus any accrued and unpaid interest. On or after December 20, 2024, respectively, the Company may redeem for cash all or any portion of the PIPE Convertible Notes, at the Company’s option if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading-day period.
To the extent that the Company is unable to pay cash interest on the PIPE Convertible Notes on each interest payment date because of restrictions in the Company’s new term loan agreement (as discussed in Note 8), or at the election of the Company to defer interest payments, an amount equal to the unpaid interest then due will be added to the principal amount, without any action by the Company or the lender of the new term loan. The interest that is capitalized with, or added to, the principal amount is known as “PIK Interest.” As of June 30, 2022, the Company elected to defer $3,171 in interest to PIK Interest.
Of the total transaction costs incurred as part of the Business Combination, $10,534 was allocated to the PIPE Convertible Notes and treated as debt issuance costs. As of June 30, 2022, the remaining period over which the debt issuance costs will be amortized was 4.46 years. There were no material write-offs of the debt issuance costs during the period.
The indenture related to the Subscription Agreements includes customary affirmative and negative covenants including, among other things, compliance with applicable law, payment terms, events of default, and the terms surrounding the ability to repurchase the PIPE Convertible Notes.
As of June 30, 2022, (i) $300 of the principal PIPE Convertible Notes were converted into 24,999 shares of common stock and (ii) the PIK Interest was added to the outstanding principal, increasing the remaining principal to $90,371.

8.    DEBT
On August 4, 2021, the Company entered into a new term loan agreement (the “New Term Loan”). The New Term Loan will provide the Company with $45,000 at a floating per annum rate of LIBOR plus 8.5%, with a maturity date of August 4, 2025. Should LIBOR no longer be published, the agreement provides for an alternative rate of interest based on the per annum rate equal to the greatest of the Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1% in effect on such day. The agreement provides the lender with a first priority security interest in all of the Company’s assets and contains a certain number of financial covenants, which requires the Company to (i) maintain minimum unrestricted cash balance of $15,000, (ii) maintain minimum net Retail revenue based upon agreed upon quarterly targets, and (iii) maintain a Retail gross margin percentage of at least 8%. These net Retail revenue and Retail gross margin targets are tested quarterly on a trailing twelve-month basis. The agreement also includes other affirmative and negative covenants, which, among other things, restricts the Company’s ability to pay dividends or make any distributions, incur indebtedness, incur liens, and sell substantially all of its assets. The agreement also subjects the Company to certain reporting covenants. The Company is required to provide monthly, quarterly and annual financial statements, operating budget and metrics, and other financial information as requested. Also in connection with the New Term Loan, the Company issued 126,993 warrants to purchase common stock at an exercise price of $7.0871, which were cashless exercised immediately prior to the closing of the Business Combination.
Further, on August 4, 2021, the Company repaid the outstanding principal balance of the Seventh Amendment of its existing term loan and security agreement (the “Credit Agreement”) of $5,000 and recognized a loss on extinguishment of debt in the amount of $203. In connection with the loan repayment, the Company’s letter of credit was modified and the Company is now required to maintain cash collateral for the outstanding letters of credit. As a result, the cash collateral related to the outstanding letters of credit are segregated in restricted cash accounts as of June 30, 2022. Refer to the Notes to the Annual Report on Form 10-K for further detail on the Seventh Amendment and corresponding Credit Agreement.
As of both June 30, 2022 and December 31, 2021, the Company had approximately $2,768 of letters of credit issued, respectively, of which none were drawn.
Amounts outstanding under long-term debt, including the PIPE Convertible Notes (discussed in Note 7), consisted of the following as of June 30, 2022 and December 31, 2021. The estimated fair value of long-term debt is approximated at its carrying value as of these reporting dates.

	June 30, 2022	December 31, 2021
Term Loan, matures August 2025	$43,486	$43,287
PIPE Convertible Notes (1)	80,612	77,047
Total debt	124,098	120,334
Less: current portion	—	—
Long-term debt	$124,098	$120,334
Aggregate maturities of long-term debt as of June 30, 2022 are as follows:

June 30, 2022
2022 (remaining six months)	$—
2023	—
2024	—
2025	43,486
2026	80,612
Total	$124,098
(1) As discussed in Note 7, the PIPE Convertible Notes will mature in 2026, unless earlier repurchased by the Company or converted at the option of the holders.

9.    REVENUE RECOGNITION
As discussed in Note 1, the Company adopted ASC 606 as of January 1, 2019, using a modified retrospective approach. The Company elects to apply the practical expedient to forego the disclosure of revenue related to performance obligations that are part of a contract whose original expected duration is less than one year. This practical expedient applies to all revenue streams except revenue generated from the Company’s software license revenue, as the term of software is greater than one year. The related remaining performance obligations for software license revenue are discussed below.
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
Subscription Sales — The Company charges a membership fee to customers who sign up for the Company’s Boxed Up program. That fee allows customers to earn cash back on every purchase, access to exclusive discounts, and free shipping over a minimum order amount. The duration of the membership is generally 12 months. Because the Company has the obligation to provide access to its website for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $690 and $752 as of June 30, 2022 and December 31, 2021, respectively.
Outbound delivery fees — Outbound delivery fees are included in customer billing and are recorded as revenue as control of the product is transferred to customers upon delivery. Delivery charges to customers were $306 and $356 for the three months ended June 30, 2022 and 2021, respectively, and $625 and $828 for the six months ended June 30, 2022 and 2021, respectively. Outbound delivery fees are included in net revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Marketing fees — The Company provides a mix of marketing services to merchants. The Company provides merchants access to its e-commerce platform where merchants display and sell their products to users. The Company also provides advertising services to help merchants promote their products within the Company’s platform. The Company recognizes revenue when a user’s order is processed, and the related order information has been made available to the merchant. Revenue from marketing fees charged to vendors and partners was $404 and $385 for the three months ended June 30, 2022 and 2021, respectively, and $775 and $744 for the six months ended June 30, 2022 and 2021, respectively. Marketing fees are included in net revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Returns and Refunds — The Company’s contracts with customers are generally sold with a right of return. Historically the returns have been immaterial and recognized in the period in which the products are returned.
Tax Collected — In the ordinary course of business, the Company collects sales tax on items purchased by our customers that are taxable in the jurisdictions when the purchases take place. These taxes are then remitted to the appropriate taxing authority. The Company excludes these taxes collected from net revenue in its financial statements.

Software & Services Revenue — The Company’s Software & Services revenue is generated from its software licensing agreements.
Software License Revenue — The Company generates revenue through software license agreements, which allow the customers the Company engages with to take possession of the software for usage of the Company’s IP, and host that software in an on-premise, or cloud-based infrastructure environment, at the customer’s election. A software license contract with multiple performance obligations typically includes the following elements: implementation services, software license, training services, and maintenance and support services. The total transaction price of a software license contract includes a fixed fee and may include forms of variable consideration, such as platform usage fees. Revenue is recognized as the performance obligations are satisfied. Specifically, implementation revenue is recognized over time utilizing the input method, based on a cost-to-cost analysis; software license revenue is recognized at the point in time at the go-live date of the software and upon settlement of variable fees, accounted using the sales-based royalty exception; training revenue is recognized when the training is delivered to the customer without regard to a detailed evaluation of the point in time criteria due to the short-term nature of the training services (completed within the same quarterly reporting period); and maintenance and support revenue is recognized over time on a straight-line basis over the contract period. For contracts with multiple performance obligations, the Company allocates the contract price to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices using a cost plus a margin approach. The total transaction price for the Company’s current contract related to software license revenue includes fixed and variable consideration.
For software license, revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $983 as of June 30, 2022 for maintenance fees for the remainder of the initial contract term of five years. The Company recognized $1,668 and $120 in implementation and maintenance fees during the first half of 2022, respectively, and expects to recognize approximately $240 in maintenance fees, respectively, over the next 12 months.
Contract Assets and Liabilities
The difference in the opening and closing balances of the Company’s contract assets (unbilled receivables) and contract liabilities (deferred revenue) results from the timing differences between the Company’s performance and the customer’s payment. The Company fulfills its obligations under contracts with customers by transferring goods and services in exchange for consideration from the customer. The Company recognizes a contract asset when it transfers products or services to a customer for which the billings occur in a future period. As of June 30, 2022, the Company recognized contract assets (unbilled receivables) related to its software licensing agreement under its Software & Services segment. The Company recognizes a contract liability when consideration is received from customers in advance of revenue recognition as described within the revenue streams above.

	June 30, 2022	December 31, 2021
Contract assets (unbilled receivables)	$11,031	$8,891
Contract liabilities (deferred revenue)	$2,154	$2,020
The unbilled receivables and deferred revenue for the Company’s Software & Services segment are presented net at the contract level. The remaining deferred revenue that is presented separately on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2022 is related to the Company’s Retail segment.
The increase in unbilled receivables as of June 30, 2022 is driven by the recognition of the remaining deferred revenue related to AEON’s implementation, which previously offset a portion of the unbilled receivables. The unbilled receivables balance is attributable to the satisfaction of certain performance obligations for which billings were not yet invoiced as of June 30, 2022, partially offset by an increase in new billings for other certain performance obligations that were not yet satisfied.

Revenue Disaggregation
The Company had total revenue of $43,666 and $42,351 for the three months ended June 30, 2022 and 2021, respectively, and $90,292 and $83,208 for the six months ended June 30, 2022 and 2021, respectively. The Company manages and reports operating results through two reportable segments defined by its products and services: Retail and Software & Services. The Company’s Retail operations represent the majority of its consolidated total revenues.
The following table summarizes the Company’s net revenue disaggregated by sales channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct Sales(1)	$39,325	$33,821	$79,148	$70,094
Channel Sales(2)	$4,242	$5,371	$8,815	$8,973
Software & Services(3)	$99	$3,159	$2,329	$4,141

(1) Direct Sales includes retail direct to consumer sales on the Company’s e-commerce platform.
(2) Channel Sales includes retail sales on other third-party platforms.
(3) Software & Services includes revenue generated from software licensing agreements.
10.    INCOME TAXES
The Company had an effective tax rate of 0.00% for all periods presented.
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
The Company has applied ASC 740, Income Taxes, and has determined that it has an uncertain position that resulted in a tax reserve of $1,349 for each of the three and six months ended June 30, 2022 and 2021. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal and state authority examinations.
11.    LEASES
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

Supplemental balance sheet information related to operating and finance leases as of June 30, 2022 was as follows:

Leases	Balance Sheet Classification	June 30, 2022
Assets
Operating lease assets	Operating right-of-use assets	$9,719
Finance lease assets	Property and equipment, net	132
Total lease assets		$9,851

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities, current	$2,997
Finance	Other current liabilities	72
Noncurrent:
Operating lease liabilities	Operating lease liabilities, noncurrent	7,137
Finance	Other long-term liabilities	68
Total lease liabilities		$10,274
As of June 30, 2022, for operating leases, the weighted-average remaining lease term is 5.0 years and the weighted-average discount rate is 11.18%. As of June 30, 2022, for finance leases, the weighted-average remaining lease term is 1.9 years, and the weighted-average discount rate is 8.84%.
The components of lease cost for the three and six months ended June 30, 2022 were as follows:

Lease Cost	Statements of Operations Classification	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Finance lease cost:
Amortization of right-of-use assets	General and administrative expense	$25	$50
Interest on lease liabilities	General and administrative expense	4	7
Total finance lease cost		$29	$57
Operating lease cost	General and administrative expense	1,088	2,176
Variable lease cost	General and administrative expense	538	574
Total lease cost		$1,655	$2,807
For office and fulfillment center leases and leased equipment, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.

The following represents a schedule of maturing lease commitments for operating and finance leases as of June 30, 2022:

	June 30, 2022
	Operating	Finance
Maturity of lease liabilities
2022 (remaining six months)	$2,270	$41
2023	2,922	77
2024	1,742	34
2025	1,771	—
2026	1,707	—
thereafter	2,926	—
Total future minimum lease payments	$13,338	$152
Less: interest	(3,204)	(12)
Present value of lease liabilities	$10,134	$140
Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 under ASC 840 were as follows:

December 31, 2021
2022	$4,478
2023	2,920
2024	1,742
2025	1,769
2026	1,711
thereafter	2,921
Total future minimum lease payments	$15,541
Other supplemental cash flow information for the six months ended June 30, 2022 was as follows:

June 30, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$2,205
Operating cash used for finance leases	46
Financing cash used for finance leases	37
Total	$2,288
There were no right-of-use assets obtained in exchange for new finance lease or new operating lease liabilities during the period.
12.    COMMITMENTS AND CONTINGENCIES
Sales or Other Similar Taxes— Based on the location of the Company’s current operations, sales tax is collected and remitted. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is reasonably possible. As of June 30, 2022 and December 31, 2021, the Company estimates that the potential liability is approximately $1,349. All periods have been recorded as an accrued liability. Although it is reasonably possible that a change in this estimate will occur in the near term, the Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the respective state, or decided by a court.

Legal Proceedings— The Company is not currently subject to any legal proceedings or currently aware of any claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position as of June 30, 2022 and December 31, 2021.
On February 8, 2022, a putative stockholder of the Company filed a complaint in the Delaware Chancery Court alleging that he is entitled to attorney’s fees and expenses in connection with a demand he made on the Company regarding the ability of Seven Oaks Class A common stockholders to vote on certain charter amendments in connection with the Business Combination, which closed on December 8, 2021. On July 22, 2022, the plaintiff filed a Motion for Summary Judgment and Application for an Award of Attorneys’ Fees and Expenses. Pursuant to an order entered June 14, 2022, the Company’s answering brief is due on or before September 8, 2022, and plaintiff's reply brief is due on or before September 23, 2022. Oral argument on the motion is scheduled for October 4, 2022. As of June 30, 2022, no estimate of reasonably possible losses was available due to the early stage of this matter and the uncertainty inherent in litigation and investigations.
Service Agreements— The Company is currently engaged in the below service agreements under which it has certain long-term commitments in exchange for the described services:
On June 13, 2021, the Company executed a Master Subscription Agreement with Palantir Technologies Inc. (“Palantir”) under which it will pay $20,000 over five years for access to Palantir’s Foundry software platform and related services for advanced data management and analytics to be used for the Company’s strategic initiatives. In exchange for this agreement, Palantir agreed to purchase, and the Company agreed to sell to Palantir, an aggregate of 2,000,000 shares of Seven Oaks Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $20,000, in connection with the PIPE Investment. On December 8, 2021, upon the Closing (as discussed in Notes 1 and 2), $15,000 of the $20,000 was due to Palantir, pursuant to the terms of the Master Subscription Agreement, thirty days after Closing. The initial $15,000 was fully paid to Palantir during the first quarter of 2022. Also upon the Closing, each share of Seven Oaks Class A common stock was reclassified into one share of New Boxed common stock.
The Company received access to Palantir’s Foundry software platform on June 25, 2021; however, no software expense was recognized until after the consummation of the Business Combination as the Company could cancel the agreement if the Business Combination was not consummated.
On December 1, 2021, the Company entered into an addendum to a prior service agreement with Google LLC for access to the Google Cloud Platform. The addendum includes three commitment periods, with the first commitment period beginning on the implementation date and lasting 12 months and the next two commitment periods beginning at the end of the preceding period and lasting 12 months each. The minimum commitments for the first, second, and third commitment periods are $2,000, $4,500, and $8,500, respectively. Any fees the Company incurs in a single commitment period (other than the final commitment period) that in total exceed the minimum commitment for such period will apply towards the Company’s minimum commitment for the following commitment period. As of June 30, 2022, the total remaining commitment, gross of discounts, was approximately $13,640, with a minimum of approximately $3,500 due within the next 12 months.
13.    FORWARD PURCHASE TRANSACTION
As discussed in Note 2, prior to the Closing, on November 28, 2021, Seven Oaks entered into a Forward Purchase Agreement with ACM for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, ACM purchased approximately 6,504,768 shares of Seven Oaks’ Class A common stock in exchange for the Prepayment Amount of $65,062, which was paid out of the funds received by the Company from Seven Oaks’ trust account and will be held in a deposit account for the benefit of ACM until the Valuation Date. There are a few scenarios in which the Forward Purchase Agreement can be settled either before or on the Valuation Date:
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

ii.On the Valuation Date, if any shares subject to the Forward Purchase Agreement remain unsold and there is a remaining balance in the deposit account corresponding to the unsold shares, the settlement amount of the remaining funds in the deposit account will be allocated based on the difference between ACM’s purchase price of $10.00 and the trading price of the shares over a specified valuation period, the length of which is based on the daily trading volume of the shares. Assuming the shares are trading above $10.00, the Company will receive the entire remaining Prepayment Amount held in the deposit account, less any applicable fees. To the extent there is any shortfall between ACM’s purchase price of approximately $10.00 (adjusted for accrued interest) and the trading price, there will be a proportionate reduction in the cash from the deposit account that the Company will receive.
iii.If the volume weighted average share price (“VWAP”) of the shares falls below $5.00 per share for 20 out of any 30 consecutive trading days (a “VWAP Trigger Event”), then ACM may elect to accelerate the Valuation Date to the date of such VWAP Trigger Event. If ACM elects to accelerate the Valuation Date, the settlement amount returned to the Company would be approximately equal to the VWAP of the shares on such date of the VWAP Trigger Event, net of $0.20 per share in fees.
The VWAP Trigger Event occurred in July 2022, after the quarter ended June 30, 2022. As of the date of filing these Condensed Consolidated Financial Statements, ACM has not elected to accelerate the Valuation Date. Refer to Note 19, “Subsequent Events,” for further detail surrounding this subsequent event.
As of June 30, 2022, ACM has sold 744,654 shares, for which the Company received net proceeds of $6,516, after paying related fees to ACM. Of this amount, 243,545 was sold during the six months ended June 30, 2022 for net proceeds of $1,504, after paying related fees to ACM. Depending on the manner in which the Forward Purchase Transaction is settled, the Company may never have access to all of the remaining Prepayment Amount.
In accordance with ASC 815, Derivatives and Hedging, the Company has determined that the forward option within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a derivative. This derivative, referred to throughout as the “forward purchase option derivative” is recorded as a liability on the Company’s Consolidated Balance Sheets. The Company has performed fair value measurements for this derivative as of Closing and remeasures the fair value at each reporting period, which is described in Note 15, “Fair Value Measurements.”
14.    STOCKHOLDERS’ DEFICIT AND STOCK-BASED COMPENSATION
Common Stock and Preferred Stock
Common Stock— As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 600,000,000 shares of common stock at $0.0001 par value per share, respectively. As of June 30, 2022 and December 31, 2021, there was 70,552,272 and 66,647,242 common shares outstanding, respectively. Each share of common stock has the right to one vote per share.
Preferred Stock — As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 60,000,000 shares of preferred stock at $0.0001 par value per share, respectively. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock outstanding.
Common Stock Purchase Agreement
In May 2022, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with an investor related to a committed capital on demand facility (the “CCOD Facility”). Pursuant to the Purchase Agreement, the Company will have the right from time to time at its option to sell to the investor up to the lesser of (i) $100,000 of the Company’s common stock and (ii) the Exchange Cap which, under the applicable rules of the NYSE, states that in no event may the Company issue more than 19.99% of the voting power or number of shares of common stock outstanding, unless certain stipulations are met. Proceeds from the sale of shares will go towards the Company to be used to support funding of ongoing operations and working capital.
In accordance with ASC 815, Derivatives and Hedging, the Company has determined that the right to sell additional shares represents a freestanding put option, and as such, the financial instrument was classified as a derivative asset with a nominal fair value.

In May 2022, we issued 114,585 of upfront commitment shares of common stock to the investor which had a fair value of $1,000 upon issuance. The $1,000 in commitment costs, along with an additional $678 in other related transaction costs, were recorded in other income (expense), net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
In the second quarter of 2022, the Company sold 3,109,400 shares of common stock to the investor, pursuant to the terms of the Purchase Agreement, for cash proceeds of $6,457.
Equity Award Plans
Equity Incentive Plan — The Company historically had one Equity Incentive Plan, the 2013 Equity Incentive Plan (the “2013 Plan”), under which the Company had issued equity awards to the Company’s officers, directors, employees, and consultants. The option exercise price was determined by the Board of Directors based on the estimated fair value of the Company’s common stock.
Incentive Award Plan — In December 2021, the Board of Directors adopted the Company’s 2021 Incentive Award Plan (the “2021 Plan”), upon consummation of the Business Combination. No new awards will be issued under the 2013 Plan following the approval of the 2021 Plan.
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
Of such reserved shares of common stock, as of June 30, 2022, 3,174,600 options and restricted stock units have been granted and are currently outstanding, leaving 6,525,748 shares of common stock remain available for issuance pursuant to the 2021 Plan.
Employee Stock Purchase Plan — In connection with the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which will allow eligible employees to acquire a stock ownership in the Company. A total of 2,004,969 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending on and including January 31, 2031, by an amount equal to the lesser of (a) 1% of the aggregate number of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board. For fiscal year 2022, the Board elected not to increase the initial reserve under the ESPP as it was only adopted in December of 2021. As of June 30, 2022, there have been no issuances under the ESPP.
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

The following is a summary of stock options activity during the six months ended June 30, 2022:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2021	5,832,519	$3.30	5.62
Granted	324,500	7.68	4.89
Exercised	(388,083)	1.97
Forfeited	(202,698)
Outstanding as of June 30, 2022	5,566,238	$3.62	5.35
Vested and expected to vest as of June 30, 2022	5,566,238	$3.62	5.35
Exercisable as of June 30, 2022	4,220,504	$3.04	4.29
Stock-based compensation expense related to stock options was $648 and $1,695 for the three and six months ended June 30, 2022, respectively. All stock-based compensation expense is recorded within selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of June 30, 2022, total unrecognized compensation costs related to unvested stock options was approximately $5,256, which is expected to be recognized over a weighted-average period of 2.33 years. The total fair value of options vested during the six months ended June 30, 2022 was $2,422.
Restricted Stock Units — Certain executive officers are eligible for (i) time-based restricted stock units (“RSUs”) and (ii) performance-based RSUs under a three-year long-term incentive program (“LTIP”) through which these individuals will be granted shares of RSUs eligible to vest over a three-year period (the “LTIP period”). For each individual, certain portions of the RSUs granted (i) will vest over time based on continued service over the LTIP period (ii) will vest based on the achievement of certain gross profit targets over the LTIP period, and (iii) will vest based on the achievement of certain share price hurdles for the Company’s common stock. Each of these grant types will be subject to the officers’ continuous employment through each vesting date. Further, as part of its overall compensation strategy, the Company grants RSUs to its employees as part of the new-hire process as well as ongoing equity refresh cycles. RSUs granted to employees typically vest over a four-year period with 25% of the shares underlying the grant vesting on the first anniversary of the vesting commencement date, with the remaining 75% of the shares vesting on a pro-rata basis over the succeeding thirty-six months, subject to continued service with the Company through each vesting date.
As of June 30, 2022, 1,984,600 time-based RSUs and 1,190,000 share-price target RSUs have been granted, respectively, to certain of the Company’s executive officers, employees, non-employee directors, and third party consultants. Of these grants, 1,474,600 time-based RSUs and 420,000 share-price target RSUs were granted during the six months ended June 30, 2022. Of the RSUs issued to the Company’s executive officers, the time-based RSUs will vest annually over a three-year LTIP period, subject to the executives’ continued service at each vesting date. The executive officer share-price target RSUs are subject to vesting based on the achievement of certain share price hurdles over the LTIP period. For the time-based RSUs, the stock-based compensation expense will be recognized evenly over the three-year LTIP period, with $1,483 and $2,795 being recognized for the three and six months ended June 30, 2022, respectively.
A valuation to determine the fair values for the share-price target RSUs was performed using a Monte-Carlo Simulation, which includes the probability of reaching the share price hurdles in determining the fair value of the award. Total stock-based compensation to be recognized for these share-price target RSUs is based on a derived service period, calculated by the model. Total stock-based compensation expense related to these awards recognized for the three and six months ended June 30, 2022 was $2,313 and $5,134, respectively.
As of June 30, 2022, total unrecognized compensation costs related to unvested time-based RSUs and share-price target RSUs was approximately $15,192 and $3,050, respectively, which is expected to be recognized over a weighted-average period of 3.03 years and 1.90 years, respectively. No RSUs have vested as of June 30, 2022. To date, the Company has not yet granted RSUs which vest based on the achievement of certain gross profit targets.

15.    FAIR VALUE MEASUREMENTS
The table below presents information regarding financial assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy reflecting the valuation techniques utilized to determine fair value.

	Fair Value Hierarchy
June 30, 2022	Level 1	Level 2	Level 3
Financial assets:
Cash and certain cash equivalents	$26,835	$—	$—
Commercial paper	13,056
Restricted cash	2,768	—	—
Short-term marketable securities	6,958
Total financial assets	$49,617	$—	$—
Financial liabilities:
Forward purchase option derivative	$—	$—	$49,055
Earnout liability	—	—	3,654
Public Warrants	2,717	—	—
Private Warrants	—	1,173	—
Total financial liabilities:	$2,717	$1,173	$52,709

December 31, 2021	Level 1	Level 2	Level 3
Financial assets:
Cash & cash equivalents	$105,027	$—	$—
Restricted cash	2,767	—	—
Total financial assets	$107,795	$—	$—
Financial liabilities:
Forward purchase option derivative	$—	$—	$4,203
Earnout liability	—	—	27,134
Common stock warrants	15,396	—	—
Preferred stock warrants	—	6,649	—
Total financial liabilities	$15,396	$6,649	$31,337

Level 3 Rollforward	Forward purchase option derivative	Earnout liability
Beginning balances	$4,203	$27,134
Additions	—	—
Changes in fair value	44,852	(23,480)
Ending balances	$49,055	$3,654
The Company’s Level 3 financial liabilities include the forward purchase option derivative and earnout liability, which is comprised of (i) the contingent consideration related to the Boxed Market (formerly known as MaxDelivery) acquisition (See Note 1) and (ii) the Sponsor Earnout Shares (See Note 2). The fair value of each instrument was estimated using a Monte-Carlo Simulation. The Company measures the fair value at each reporting period, with subsequent revisions to be recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Refer to Application of Critical Accounting Policies and Estimates within the Company’s Annual Report on Form 10-K for further detail on the valuations.
There were no transfers between levels during the reporting periods. All significant Level 3 fair value hierarchy were recorded during the periods ended June 30, 2022 and December 31, 2021.

16.    NET LOSS PER SHARE
The Company uses the two-class method to compute basic and diluted earnings per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(31,817)	$(10,167)	$(68,028)	$(24,372)
Less: accretion adjustment	—	(1,733)	—	(1,332)
Less: earnings allocated to participating securities	—	—	—	—
Net loss attributable to common shareholders	$(31,817)	$(8,434)	$(68,028)	$(23,040)
Less: undistributed earnings allocated to participating securities	—	—	—	—
Denominator
Weighted-average shares–basic and diluted	67,221,398	9,434,526	67,041,502	9,426,915
Net loss per common share–basic and diluted	$(0.47)	$(0.89)	$(1.01)	$(2.44)
The following securities were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive:

	As of June 30,
	2022	2021
Series preferred stock, outstanding	—	41,289,914
Common stock warrants, outstanding	—	35,719
Preferred stock warrants, outstanding	—	1,188,848
Common stock options, outstanding	5,566,238	5,268,097
PIPE Convertible Notes, if-converted (1)	7,266,667	—
Restricted stock units, outstanding	3,174,600	—
Private Warrants, outstanding	12,936,678	—
Public Warrants, outstanding	5,587,500	—
(1) The PIPE Convertible Notes are presented using a conversion rate of $12.00, in line with the if-converted method under ASC 260, Earnings Per Share.
17.  RELATED PARTY TRANSACTIONS
In 2021 and prior, the Company identified three related parties, including (i) the employer of the Director elected by the shareholders of the Series C-1 class of preferred stock, (ii) a shareholder of the Series D-1 class of preferred stock, and (iii) AEON Integrated Business Services Co., Ltd, a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”).
Immediately prior to the consummation of the Business Combination in December 2021, all shares of Old Boxed preferred stock converted into shares of Old Boxed common stock. Upon Closing, each share of Old Boxed common stock then converted into the right to receive approximately 0.9498 shares of New Boxed common stock.
As a result of the Business Combination and the related transactions, (i) the majority holder of the Series C-1 class was no longer a related party as of Closing as this holder no longer holds more than 10% of the Company’s voting interest and the elected Director is no longer on the Board of Directors and (ii) the holder of the Series D-1 class, was no longer a related party.

As of June 30, 2022, the Company identified AEON as its only remaining related party. The following discussion includes related party transactions with AEON as well as prior year period related party transactions for the previously identified related parties related to holders of Series C-1 and Series D-1 preferred stock.
AEON
On February 12, 2021, the Company entered into an agreement with AEON Integrated Business Services Co., Ltd., a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”), a Series D-1 shareholder, to license its e-commerce platform through a software licensing arrangement. The objective of the agreement is for the Company to design, develop and support the e-commerce platform customized for the digital marketplace operations of AEON and AEON affiliates. The services provided include implementation services, license of the e-commerce software platform, training, and maintenance and support. The Company has been engaged to provide services to AEON and AEON Malaysia. The total transaction price for the contract includes fixed and variable consideration. Based on the Company’s estimates of the standalone selling prices of the performance obligations identified in the contract, the Company has allocated $7,300 to implementation services specific to AEON, $4,500 to the implementation services specific to AEON Malaysia, and $20 per month to software maintenance services with respect to the licensed software for AEON Malaysia. The transaction price attributable to the software license to AEON Malaysia is variable and consists of sales and usage-based royalties. Yuki Habu, a director of Boxed, is affiliated with AEON. See Note 9, “Revenue Recognition,” for further details. Immediately prior to the consummation of the Business Combination in December 2021, all shares of Old Boxed preferred stock converted into shares of Old Boxed common stock, which then upon Closing converted into the right to receive approximately 0.9498 shares of New Boxed common stock.
Holders of Series C-1 and Series D-1 preferred stock
For the three and six months ended June 30, 2021, the majority holder of the Series C-1 class of preferred stock was a vendor from whom the Company purchases inventory. The collective shareholders of the Series C-1 class of preferred stock had the right to elect one Director to the Board of Directors and the elected Director was an employee of this vendor. In connection with the inventory purchases, the Company receives various volume rebates and incentives to continue doing business. Total inventory purchases for the three and six months ended June 30, 2021 were approximately $3,417 and $6,597, respectively. Total volume rebates and incentives for the three and six months ended June 30, 2021 were approximately $101 and $204, respectively.
For the three and six months ended June 30, 2021, a holder of the Series D-1 class of preferred stock was a vendor from whom the Company purchases inventory. The collective shareholders of the Series D-1 class of preferred stock had the right to elect two Directors to the Board of Directors. The Directors elected by the collective Series D-1 shareholders were not employees of this vendor. In connection with the inventory purchases, the Company receives various volume rebates and incentives to continue doing business. For the three and six months ended June 30, 2021, total inventory purchases were $354 and $937, respectively. For the three and six months ended June 30, 2021, total dunnage purchases were $545 and $1,162, respectively. Volume rebates and incentives received for the three and six months ended June 30, 2021 were each approximately $5, respectively.
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

Information about Reported Segment Profit or Loss

	Retail	Software & Services	Total
For the Three Months Ended June 30, 2022
Grocery net revenue	$30,032	$—	$30,032
Home & Household net revenue	12,385	—	12,385
Other net revenue (1)	1,150	—	1,150
Software & Services net revenue	—	99	99
Total net revenue	$43,567	$99	$43,666
Operating income (loss)	$(27,383)	$(710)	$(28,093)
For the Three Months Ended June 30, 2021
Total net revenue	$39,192	$3,159	$42,351
Operating income (loss)	$(14,222)	$2,072	$(12,150)

	Retail	Software & Services	Total
For the Six Months Ended June 30, 2022
Grocery net revenue	$60,572	$—	$60,572
Home & Household net revenue	25,073	—	25,073
Other net revenue (1)	2,318	—	2,318
Software & Services net revenue	—	2,329	2,329
Total net revenue	$87,963	$2,329	$90,292
Operating income (loss)	$(57,665)	$562	$(57,103)
For the Six Months Ended June 30, 2021
Total net revenue	$79,067	$4,141	$83,208
Operating income (loss)	$(27,755)	$2,313	$(25,442)
(1) Includes revenues related to our subscription services program, advertising and marketing fees, and third-party marketplace service fees.
19.    SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transaction occurring through the filing date of this Quarterly Report require adjustments to or disclosures in the Company’s Condensed Consolidated Financial Statements. Aside from the items discussed below, the Company did not have any subsequent events that required recognition or disclosure in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022.
1.As discussed in Note 13, if the VWAP of the shares falls below $5.00 per share for 20 out of any 30 consecutive trading days (a “VWAP Trigger Event”), then ACM may elect to accelerate the Valuation Date to the date of such VWAP Trigger Event. If ACM elects to accelerate the Valuation Date, the settlement amount returned to the Company would be approximately equal to the VWAP of the shares on such date of the VWAP Trigger Event, net of $0.20 per share in fees, subject to certain terms as outlined in the Forward Purchase Agreement. For further detail on the terms, refer to the Forward Purchase Agreement, as filed with the SEC on November 30, 2021. The VWAP Trigger Event occurred on July 6, 2022, giving ACM the right to elect to accelerate the Valuation Date at its option. As of the date of issuance of this Quarterly Report, ACM has not elected to accelerate the Valuation Date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of financial condition and results of operations together with our Condensed Consolidated Financial Statements and the related notes and other financial information of Boxed included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated in our subsequent filings with the SEC, and in other parts of this Quarterly Report. Please read the information under the caption entitled “Cautionary Note Under Forward Looking Statements.”
Overview
Boxed is an e-commerce retailer and an e-commerce enabler. We operate an e-commerce Retail service that provides bulk pantry consumables to businesses and household customers. This service is powered by our own purpose-built storefront, marketplace, analytics, fulfillment, advertising, and robotics technologies. We further enable e-commerce through our Software & Services business (which we have branded as “Spresso”), which offers customers in need of an enterprise-level e-commerce platform access to our end-to-end technology. Included in our Retail segment is revenue generated through our expanding on-demand grocery delivery business, now known as Boxed Market, which began in December 2021 when we purchased substantially all of the assets and operations of MaxDelivery, LLC.
Founded in 2013 by an experienced group of tech pioneers, we have been a technology-first organization since our inception. The founders (including our Chief Executive Officer Chieh Huang and Chief Operating Officer Jared Yaman) had a simple idea: make shopping for bulk, household essentials easy, convenient and fun so customers can focus their time and energy on the things that really matter, instead of spending their weekends traveling to and shopping in traditional brick-&-mortar wholesale clubs with their families. From that initial concept, we grew into the e-commerce technology company that it is today, with our own purpose-built storefront, analytics, fulfillment, advertising, and robotics technologies. Now, in addition to offering B2C and B2B customers with bulk consumables, such as paper products, snacks, beverages, and cleaning supplies, we have also begun to drive high-margin revenue through our Spresso business, helping the world to stock up through our technology.
Since our inception, we have been engaged in developing and expanding our Retail and Spresso businesses. We have incurred net operating losses and have generated negative cash flows from operations in each year since our inception. For the six months ended June 30, 2022, we had a net operating loss and negative cash flows from operations of $68.0 million and $64.9 million, respectively. Since our inception, beyond sales of our product and services, we have funded our operations primarily with proceeds from the issuance of stock and borrowings, including under our term loans and revolving credit facilities, as well as through the consummation of the Business Combination.
Business Combination and Public Company Costs
On December 8, 2021, we consummated our previously announced Business Combination, at which time (i) Old Boxed merged with a subsidiary of Seven Oaks and became a wholly-owned subsidiary of Seven Oaks and (ii) Seven Oaks changed its name from Seven Oaks Acquisition Corp. to Boxed, Inc., and is referred to herein as “New Boxed” or “us” or “we.” In connection with the Closing, among other things:
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
•An aggregate of $181.0 million was paid from Seven Oaks’ trust account to holders that exercised their right to have initial shares redeemed. In addition, on December 9, 2021, one day following the Closing, we paid the Prepayment Amount of $65.1 million to ACM utilizing funds from Seven Oaks’ trust account, pursuant to the terms of a Forward Purchase Agreement entered into by Seven Oaks and ACM on November 28, 2021 for an OTC Equity Prepaid Forward Transaction.
The Business Combination is accounted for as a reverse capitalization in accordance with U.S. GAAP. Under the guidance in ASC 805, Business Combinations, Seven Oaks is treated as the “acquired” company for financial reporting purposes. See Note 2, “Business Combination,” of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional detail about the Business Combination as well as Note 13, “Forward Purchase Transaction,” therein for further detail about the Forward Purchase Agreement.
As a result of becoming a public company, we have begun, and will continue to need to hire additional staff and implement processes and procedures to address public company regulatory requirements and customary practices. We incurred and expect to continue to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.
Factors Affecting our Performance
We believe that our performance and future success depend on many factors. While we believe that each of these factors present significant opportunities for our business, each factor also poses risks and challenges that we must successfully address in order to sustain our growth and continue to improve our results of operations.
COVID-19. During 2020, the COVID-19 pandemic had a mixed impact on our results of operations. Throughout the pandemic our fulfillment centers largely remained open as they were deemed as “essential businesses” in our locations. While we experienced increased demand from B2C customers, as many individuals adopted online shopping during the pandemic, that increase was offset by a decline in demand from our B2B customers, as many businesses reverted to work-from-home environments. The result of these two counteracting trends was slight growth in 2020 sales compared to 2019. Further, during 2020, we experienced a significant increase in organic new customer traffic to our web properties as a result of COVID-19. This rapid and variable surge in traffic put significant stress on our supply chain, with industry-wide inventory supply shortages limiting our ability to provide the products in demand from our customers. As such, during this period, we significantly reduced our growth-related investments (i.e. promotional spend and advertising expense) and temporarily shut down service to certain new customers in specific states. While industry-wide demand for e-commerce services remains elevated compared to pre-pandemic levels, the surge in organic new customer traffic we experienced in 2020 did not persist at the same levels in 2021 or 2022, and we began to meaningfully increase our investments in advertising expense and promotional spend in order to drive additional demand. In addition, the waves of COVID-19 virus variants, including the proliferation of the Delta and Omicron variants, further delayed the return-to-office plans of many of our B2B customers in 2021, which yielded a slower recovery from our B2B customers than originally anticipated throughout 2021. While we remain optimistic on the recovery of B2B, the demand from our B2B customers may not fully recover to the levels that existed during 2019. These changes could adversely affect our business, financial condition, and results of operations.
Additionally, the higher propensity for online shopping has led to increased demand for our technology, which we began to monetize in 2021, but could also reverse in the future as customer behavior changes. Overall, the COVID-19 pandemic is unprecedented and continuously evolving and the long-term impacts on our financial condition and results of operations are still uncertain. We are continuing to monitor the impact of the pandemic on the overall macro-economic environment, as well as the impact on cost inflation in consumable products and transportation, which continues to increase our operating costs.

The COVID-19 pandemic may impact many of the factors discussed in this section, including, among others, overall economic trends including inflation, consumer preferences and demand, product mix, competitive dynamics, and sourcing and distribution, which in turn could adversely affect our business, financial condition and results of operations.
Inflation and the macroeconomic environment. We believe that the combination of inflation and the broader macroeconomic environment, including supply chain disruptions from the COVID-19 pandemic, tight labor markets, pricing volatility, rising interest rates, may put downward pressure on our net revenues and gross profit. In addition, rapid and significant changes in the price of our merchandise may negatively affect our profit margins if we are unable to mitigate any inflationary increases through various pricing actions and cost reduction initiatives. See “COVID-19” for a further discussion of the impact of the COVID-19 pandemic on our performance.
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
Effective sourcing and distribution of products. Our net revenues and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net revenues could be adversely affected in the event of constraints in our supply chain, including our inability to procure and stock sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. We have, from time to time, experienced inventory allocations or shipping delays from our vendors which have resulted in lost sales due to out-of-stocks.
Software & Services (or “Spresso”) offerings. Our Spresso business, encompassing the licensing of our software and technology assets, is expected to be an increasing part of our revenue and profitability as we expand. We began to successfully deliver and market these services to customers in the second half of 2021, but if we are not able to continue and expand such services, we would fail to achieve the anticipated benefits of our Spresso offering. The success of our early operations of our Spresso offering may significantly impact our future business, results of operations and financial condition. Our results of operations and future revenue prospects will be harmed if we are unable to increase the adoption of our offerings.

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
We present the following KPIs to assist investors in understanding our operating results on an on-going basis: (i) Retail Active Customers, (ii) Retail Average Order Value (Retail “AOV”), (iii) Retail Net Revenue per Retail Active Customer (“RPAC”) and (iv) Gross Merchandise Value (“GMV”). Beginning in the first quarter of 2022, we have elected to update our disclosures from presenting information on a last-twelve-month basis to a quarterly basis in order to provide shareholders and investors with further insight into our quarterly trends and seasonal variability. We believe this disclosure change supports increased interpretability of our operating results. Further, we have elected to update our disclosures to not include Advertising Expenses within KPIs as it is discussed within Results of Operations, below.
This table sets forth our key performance indicators for the three months ended June 30, 2022 and 2021. Figures disclosed for Retail Active Customers and Retail AOV reflect Retail segment metrics only, and do not aggregate metrics from Software & Services (or “Spresso”) customers who are leveraging our software or technology for their own retail operations.

	Three Months Ended June 30,
	2022	2021
Retail Active Customers (in thousands)	167	153
Retail AOV (in whole dollars)	$132	$123
RPAC (in whole dollars)	$261	$256
GMV (in millions)	$52.7	$44.2
Retail Active Customers
We define active customers as the distinct number of customers in our Retail segment who placed at least one order in the referenced respective time-period (“Retail Active Customers”). The change in Retail Active Customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the time period. We view the number of Retail Active Customers as a key indicator of our performance, which is influenced by the level of investment in Advertising Expenses, the number of new customers acquired during a given time period, as well as the churn of previous Retail Active Customers.
The increase in our Retail Active Customers when comparing the three months ended June 30, 2022 to the three months ended June 30, 2021 was primarily due to an increase in marketing investment and brand awareness during the more recent period compared to the prior period, along with the continued momentum within the B2B customer channel as customers return to work post-COVID-19 restrictions.

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
Total Retail AOV increased when comparing the three months ended June 30, 2022 to the three months ended June 30, 2021 as the result of (i) an increasing percentage of orders from our B2B customers who have, on average, significantly higher Retail AOVs than our B2C customers, (ii) ongoing pricing optimizations and price inflation, and (iii) adjustments to the user experience designed to help drive Retail AOV increases across both our new and repeat customers.
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
RPAC increased by $4.4, or 1.7%, when comparing the three months ended June 30, 2022 to the three months ended June 30, 2021 as the result of (i) an increasing mix of orders from our B2B customers who have, on average, significantly higher spend per customer than our B2C customer bases (ii) higher Retail AOVs and (iii) higher order frequency within both our B2C and B2B customer bases. These increases were somewhat offset by (i) a higher percentage mix of new customers which, on average, have lower RPAC than our repeat customer base, as well as (ii) higher promotions and price discounts.
GMV
We define GMV as (i) the total value of Boxed goods sold, (ii) 3rd party goods sold on Boxed Sites, gross of any customer promotions, price discounts, credits, or rewards used, and (iii) goods sold on 3rd party (i.e. AEON) websites which are leveraging our Spresso technology, all of which are inclusive of shipping fees, service fees and taxes. We believe our ability to expand GMV is an indicator of the global scale of our technology services platform in any given period, and an indicator of end-customer engagement on our technology services platform worldwide. GMV is not intended for use as an alternative to net revenue recorded in accordance with GAAP.
GMV increased by $8.6 million, or 19.4%, in the three months ended June 30, 2022 compared to the three months period June 30, 2021. The increase was largely attributable to accelerating B2B customer demand, combined with increases in GMV from the Boxed Market and Spresso customer bases. We believe that the COVID-19 pandemic primarily impacted our GMV through the Retail Active Customer count, as discussed above.
Components of our Results of Operations
We operate in two reportable segments: Retail and Software & Services, to reflect the way our chief operating decision maker (“CODM”) reviews and assesses the performance of the business. Our Retail segment engages in the sale of consumer products and goods in bulk sizes to consumers and businesses in the continental United States. Our Retail segment includes net revenue from merchandising sales, subscription sales, and outbound delivery and marketing fees, as discussed below and within Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Our Software & Services segment primarily relates to our research, development, marketing, and production of our propriety software for sale to third parties. Both our Retail and Software & Services segments are recorded within net revenue in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
We also earn revenue through a mix of marketing services offered to merchants, including vendors, manufacturers, and other partners. We provide these merchants access to our e-commerce platform where merchants display and sell their products to users through our third-party marketplace offering. We also provide advertising services to help merchants promote their products within our platform. While these additional revenue streams have not historically been material, they generate higher margins and we believe there is substantial opportunity to expand these offerings to drive growth in both net revenue and profitability in the future.
Our revenue earned through our Software & Services segment is generated through software license agreements with customers. A software license contract with multiple performance obligations typically includes the following elements: implementation services, software license, training services, and maintenance and support services.
Refer to the Notes to our Condensed Consolidated Financial Statements for additional definitions of our financial statement line items included within our Condensed Consolidated Statements of Operations and Comprehensive Loss.
The following tables presents our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net revenue:
Retail	$43,567	$39,192	$87,963	$79,067
Software & Services	99	3,159	2,329	4,141
Total net revenue	43,666	42,351	90,292	83,208
Cost of sales:
Retail	(40,321)	(36,479)	(80,370)	(72,142)
Software & Services	(477)	(753)	(959)	(1,018)
Cost of sales	(40,798)	(37,232)	(81,329)	(73,160)
Gross profit	2,868	5,119	8,963	10,048
Advertising expense	(8,091)	(3,737)	(19,786)	(9,444)
Selling, general, and administrative expense	(22,870)	(13,532)	(46,280)	(26,046)
Loss from operations	(28,093)	(12,150)	(57,103)	(25,442)
Other income (expense), net	(3,724)	1,983	(10,925)	1,070
Loss before income taxes	(31,817)	(10,167)	(68,028)	(24,372)
Income taxes	—	—	—	—
Net loss	$(31,817)	$(10,167)	$(68,028)	$(24,372)

Comparison of Three Months Ended June 30, 2022 and 2021
Net Revenue

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Net revenue:
Retail	$43,567	$39,192	$4,375	11.2%
Software & Services	99	3,159	(3,060)	(96.9)%
Total net revenue	$43,666	$42,351	$1,315	3.1%
Total net revenue for the three months ended June 30, 2022 increased by $1.3 million, or 3.1%, to $43.7 million as compared to $42.4 million for three months ended June 30, 2021. The total $1.3 million increase was attributable to an increase of $4.4 million in Retail revenue, offset by a decrease in Software & Services revenue of $3.1 million.
The $4.4 million increase in Retail net revenue was primarily driven by a $5.3 million increase in merchandise sales generated through our e-commerce platform, partially offset by a $0.9 million increase in mark-downs (including refunds, promotions, and price discounts) during the period. This increase in merchandising sales primarily resulted from growth in Retail Active Customers and an increase in RPAC in the three months ended June 30, 2022 compared to the three months ended June 30, 2021; as businesses have begun to return to in-person office environments, there has been an increase in demand from our B2B customers, who have begun to order at a higher frequency and in larger order quantities. This trend compared favorably to lower demand experienced during the prior year period due to the impacts of COVID-19 and a corresponding increase in work-from-home environments. Retail net revenue also benefited from the inclusion of Boxed Market revenue in the three months ended June 30, 2022, which is not included in the comparable prior year period.
Software & Services net revenue decreased by $3.1 million for the three months ended June 30, 2022 as we did not recognize any revenue from implementation services or up-front license fees in the current period. Net revenue was higher in the three months ended June 30, 2021 as we were recognizing implementation services revenue related to the AEON licensing agreement in accordance with the work performed. Revenue within the Software & Services segment is expected to remain variable from quarter to quarter in the near-to-medium term as revenue recognition is sensitive to the timing of the deployment of enterprise contracts and the ongoing implementation services work performed.
Cost of Sales and Gross Profit

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Cost of sales:
Retail	$(40,321)	$(36,479)	$(3,842)	10.5%
Software & Services	(477)	(753)	276	(36.7)%
Total cost of sales	$(40,798)	$(37,232)	$(3,566)	9.6%
Gross profit:
Retail	$3,246	$2,714	$532	19.6%
Software & Services	(378)	2,405	(2,783)	(115.7)%
Total gross profit	$2,868	$5,119	$(2,251)	(44.0)%
Gross margin:
Retail	7.5%	6.9%
Software & Services	(381.7)%	76.1%
Total gross margin	6.6%	12.1%

Cost of sales for our Retail segment increased by $3.8 million, or 10.5%, to $40.3 million for the three months ended June 30, 2022 as compared to $36.5 million for the three months ended June 30, 2021. The increase in cost of sales is primarily driven by a $2.9 million increase in in product costs as we experienced a higher volume of sales and vendors passed on ongoing cost inflation. Also contributing to this increase is $0.4 million in wages attributable to delivery fulfillment services provided to our Boxed Market customers. Retail gross profit as a percentage of Retail net revenue (Retail gross margin) increased to 7.5% for the three months ended June 30, 2022 from 6.9% for the three months ended June 30, 2021. The increase in Retail gross margin was primarily a result of ongoing pricing optimizations to combat cost inflation, combined with the impact of our renewed alliance with FedEx, which resulted in shipping cost savings beginning in May 2022.
Cost of sales for our Software & Services segment decreased by $0.3 million to $0.5 million for the three months ended June 30, 2022 as compared to $0.8 million for the three months ended June 30, 2021. The decrease in cost of sales is the result of a decrease in wages incurred related to hours spent on implementation and maintenance services for our Software & Services segment. We are however still incurring costs for maintenance services during the second quarter of 2022 given the significant and strategic nature of the AEON partnership, for which we continue to provide meaningful ongoing support.
Total gross profit decreased by $2.3 million, or 44.0%, to $2.9 million for the three months ended June 30, 2022 compared to $5.1 million for the three months ended June 30, 2021 primarily due to higher Retail sales, offset by an increase in product costs as well as a decrease in Software & Services revenue. Total gross margin decreased to 6.6% for the three months ended June 30, 2022 compared to 12.1% for the three months ended June 30, 2021, primarily resulting from the decrease in Software & Services revenue as AEON implementation services for the current contract were completed in the first quarter of 2022. The gross margin for Software & Services in the second quarter of 2022 is not indicative of recent historical quarterly trends.
Advertising Expense

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Advertising expense	$(8,091)	$(3,737)	$(4,354)	116.5%
Percentage of net revenue	18.6%	9.5%
Advertising expense for the three months ended June 30, 2022 increased by $4.4 million to $8.1 million as compared to $3.7 million for the three months ended June 30, 2021. The increase was primarily driven by an increase in advertising media costs used to acquire and retain customers.
Selling, General and Administrative Expense

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Selling, general and administrative expense	$(22,870)	$(13,532)	$(9,338)	69.0%
Percentage of net revenue	52.5%	34.5%
Selling, general and administrative expense for the three months ended June 30, 2022 increased by $9.3 million to $22.9 million as compared to $13.5 million for the three months ended June 30, 2021 primarily due to a $3.1 million increase in salary and compensation costs, a $4.0 million increase in stock-based compensation, and a combined $2.5 million increase in third-party software and insurance costs. These increased costs are due to our overall growth and expansion initiatives as well as costs incurred as a newly public company. The increase in stock-based compensation is primarily driven by upfront recognition of expense associated with new executive employment agreements, which were executed with the management team as part of our public company process.

Operating Income (Loss)

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Operating income (loss):
Retail	$(27,383)	$(14,222)	$(13,161)	92.5%
Software & Services	(710)	2,072	(2,782)	(134.3)%
Total operating income (loss)	$(28,093)	$(12,150)	$(15,943)	131.2%
Percentage of net revenue
Retail	(62.9)%	(36.3)%
Software & Services	(717.2)%	65.6%
Total operating loss for the three months ended June 30, 2022 increased by $15.9 million to $28.1 million as compared to $12.1 million for the three months ended June 30, 2021. The total $15.9 million increase was attributable to increases in our operating loss of $13.2 million and $2.8 million in our Retail and Software & Services segments, respectively.
The increase in operating loss of $13.2 million in our Retail segment was driven by an increase in Retail gross profit, which was more than offset by increases in advertising expense and selling, general and administrative costs. The factors contributing to our increases in Retail gross profit, advertising expense, and selling, general and administrative costs are discussed above.
The increase in operating loss of $2.8 million for our Software & Services segment was primarily driven by a reduction in net revenue in the segment, as we did not recognize any implementation service or up-front license fee revenue for the three months ended June 30, 2022, which were recognized in prior reporting periods.
Other Income (Expense), Net

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$(3,724)	$1,983	$(5,707)	(287.8)%
Percentage of net revenue	(8.5)%	5.1%
Other expense increased by $5.7 million to $3.7 million for the three months ended June 30, 2022 compared to $2.0 million of other income for the three months ended June 30, 2021. The $3.7 million of other expense for the second quarter of 2022 was primarily attributable to a $31.4 million increase in the fair value of the forward purchase option derivative liability, offset by a combined $32.4 million decrease in the fair value of our earnout liability and SPAC warrant liabilities. In addition, we incurred interest expense of $3.1 million related to our New Term Loan and our PIPE Convertible Notes and $1.7 million in transaction costs related to the Common Stock Purchase Agreement. The $2.0 million of other income for the second quarter of 2021 was driven by the fair value adjustments of our then outstanding common stock warrants and preferred stock warrants.

Comparison of Six Months Ended June 30, 2022 and 2021
Net Revenue

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Net revenue:
Retail	$87,963	$79,067	$8,896	11.3%
Software & Services	2,329	4,141	(1,812)	(43.7)%
Total net revenue	$90,292	$83,208	$7,084	8.5%
Total net revenue for the six months ended June 30, 2022 increased by $7.1 million, or 8.5%, to $90.3 million as compared to $83.2 million for six months ended June 30, 2021. The total $7.1 million increase was attributable to an increase of $8.9 million in Retail revenue, offset by a decrease in Software & Services revenue of $1.8 million.
The $8.9 million increase in Retail net revenue was primarily driven by a $11.1 million increase in merchandise sales generated through our e-commerce platform, partially offset by a $2.0 million increase in mark-downs (including refunds, promotions, and price discounts) during the period. This increase in merchandising sales primarily resulted from growth in demand from B2B customers in the six months ended June 30, 2022 compared to the six months ended June 30, 2021; as businesses have begun to return to in-person office environments, there has been an increase in demand from our B2B customers, who have begun to order at a higher frequency and in larger order quantities. This trend compared favorably to lower demand experienced during the prior year period due to the impacts of COVID-19 and a corresponding increase in work-from-home environments. We also began to see the benefits of ongoing increases in marketing investments in 2022, which helped support active customer growth during the first half of 2022.
The decrease in Software & Services net revenue of $1.8 million for the six months ended June 30, 2022 was primarily the result of a comparable year-over-year decline in implementation services revenue related to the AEON licensing agreement.
Cost of Sales and Gross Profit

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Cost of sales:
Retail	$(80,370)	$(72,142)	$(8,228)	11.4%
Software & Services	(959)	(1,018)	59	(5.8)%
Total cost of sales	$(81,329)	$(73,160)	$(8,169)	11.2%
Gross profit:
Retail	$7,593	$6,925	$668	9.7%
Software & Services	1,370	3,123	(1,753)	(56.1)%
Total gross profit	$8,963	$10,048	$(1,085)	(10.8)%
Gross margin:
Retail	8.6%	8.8%
Software & Services	58.8%	75.4%
Total gross margin	9.9%	12.1%
Cost of sales for our Retail segment increased by $8.2 million, or 11.4%, to $80.4 million for the six months ended June 30, 2022 as compared to $72.1 million for the six months ended June 30, 2021. The increase in cost of sales is primarily driven by a $6.1 million increase in in product costs as we experienced a higher volume of sales and vendors passed on ongoing cost inflation. Also contributing to this increase is $0.9 million in wages attributable to delivery fulfillment services provided to our Boxed Market customers. Retail gross profit as a percentage of Retail net revenue (Retail gross margin) remained relatively flat at 8.6% for the six months ended June 30, 2022, compared to 8.8% for the six months ended June 30, 2021. We saw improvements in product and shipping costs as a percentage of Retail net revenue, which were offset by a decline in vendor discounts and rebate allowances.

Cost of sales for our Software & Services segment remained flat at $1.0 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Total gross profit decreased slightly by $1.1 million, or 10.8%, to $9.0 million for the six months ended June 30, 2022 compared to $10.0 million. The decrease in total gross profit is primarily due to higher Retail gross profit, driven by an increase in sales volume, which was more than offset by a decrease in Services & Services gross profit due to a decline in net revenue, as discussed above. Total gross margin decreased to 9.9% for the six months ended June 30, 2022 compared to 12.1% for the six months ended June 30, 2021, primarily resulting from the decrease in net revenue from our Software & Services segment, which is historically a higher margin business segment and typically has an outsized impact on our overall gross margin.
Advertising Expense

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Advertising expense	$(19,786)	$(9,444)	$(10,342)	109.5%
Percentage of net revenue	21.9%	11.3%
Advertising expense for the six months ended June 30, 2022 increased by $10.3 million to $19.8 million as compared to $9.4 million for the six months ended June 30, 2021. The increase was primarily driven by an increase in advertising media costs used to acquire and retain customers, including costs for television and advertising commercial content.
Selling, General and Administrative Expense

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Selling, general and administrative expense	$(46,280)	$(26,046)	$(20,234)	77.7%
Percentage of net revenue	51.3%	31.3%
Selling, general and administrative expense for the six months ended June 30, 2022 increased by $20.2 million to $46.3 million as compared to $26.0 million for the six months ended June 30, 2021 primarily due to a $5.2 million increase in salary and compensation costs, a $8.8 million increase in stock-based compensation, and a combined $4.5 million increase in legal fees and third-party consulting, insurance, and software costs. These increased costs are due to our overall growth and expansion initiatives as well as costs incurred as a newly public company. The increase in stock-based compensation was primarily driven by upfront recognition of expense associated with new executive employment agreements, which were executed with the management team as part of our public company process.
Operating Income (Loss)

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Operating income (loss):
Retail	$(57,665)	$(27,755)	$(29,910)	107.8%
Software & Services	562	2,313	(1,751)	(75.7)%
Total operating income (loss)	$(57,103)	$(25,442)	$(31,661)	124.4%
Percentage of net revenue
Retail	(65.6)%	(35.1)%
Software & Services	24.1%	55.8%
Total operating loss for the six months ended June 30, 2022 increased by $31.7 million to $57.1 million as compared to $25.4 million for the six months ended June 30, 2021. The total $31.7 million increase was attributable to increases in operating losses in our Retail and Software & Services segments of $29.9 million and $1.8 million, respectively.
The increase in operating loss of $29.9 million in our Retail segment was primarily driven by increases in advertising expense and selling, general and administrative costs, which were partially offset by an increase in Retail gross profit. The factors contributing to our increases in Retail gross profit, advertising expense, and selling, general and administrative costs are discussed above.
The increase in operating loss of $1.8 million for our Software & Services segment was driven by a decrease in net revenue in the segment, resulting from a reduction in implementation service fees related to the AEON licensing agreement.
Other Income (Expense), Net

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$(10,925)	$1,070	$(11,995)	(1120.6)%
Percentage of net revenue	(12.4)%	1.4%
Other expense increased by $12.0 million to $10.9 million for the six months ended June 30, 2022 compared to $1.1 million of other income for the six months ended June 30, 2021. The $10.9 million of other expense for the first half of 2022 was primarily attributable to a $44.9 million increase in the fair value of the forward purchase option derivative liability, offset by a combined $41.6 million decrease in the fair value of our earnout liability and SPAC warrant liabilities. In addition, we incurred interest expense of $6.1 million related to our New Term Loan and our PIPE Convertible Notes and $1.7 million in transaction costs related to the Common Stock Purchase Agreement. The $1.1 million of other income for the first half of 2021 was driven by the fair value adjustments of our then outstanding common stock warrants and preferred stock warrants.
Non-U.S. GAAP Financial Measures
We utilize Adjusted EBITDA, a non-GAAP financial measure, to budget, make operating and strategic decisions and evaluate our performance, and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency on how we evaluate our business. We calculate Adjusted EBITDA as GAAP net loss adjusted for interest income (expense), taxes, depreciation and amortization, stock-based compensation, other costs associated with the Business Combination and other debt financing transactions, gains (losses) attributable to the change in fair value of our warrants and derivatives, and other income (expense) outside of the fair value adjustments. Adjusted EBITDA is supplemental to our operating performance measures calculated in accordance with GAAP and has important limitations. For example, Adjusted EBITDA excludes the impact of certain costs required to be recorded under GAAP and could differ substantially from similarly titled measures presented by other companies in our industry or companies in other industries. Accordingly, this measure should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
The following table presents a reconciliation of our Adjusted EBITDA to our GAAP net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(31,817)	$(10,167)	$(68,028)	$(24,372)
Adjusted to exclude the following:
Depreciation and amortization	1,192	1,234	2,208	2,464
Change in fair value of warrants and derivative instruments (2)(3)	(976)	(2,155)	3,218	(1,369)
Interest income (expense)	3,060	102	6,085	218
Other income (expense)	(37)	70	(56)	81
Stock-based compensation	4,444	479	9,624	854
Other costs (1)	1,678	2,190	2,331	2,911
Adjusted EBITDA	$(22,456)	$(8,247)	$(44,618)	$(19,213)
(1) Other costs represent consulting and advisory costs with respect to the Business Combination and other equity and debt financing transactions.

(2) Included in the change in fair value of warrants and derivative instruments for the three months ended June 30, 2022 is an increase to other expense of $31.4 million from the increase in fair value of the forward purchase option derivative liability, more than offset by a combined increase to other income of $32.4 million from the decrease in fair value of our earnout liability and SPAC warrant liabilities. Included in the change in fair value of warrants for the three months ended June 30, 2021 is the changes in fair values of our historical common and preferred stock warrants.
(3) Included in the change in fair value of warrants and derivative instruments for the six months ended June 30, 2022 is an increase to other expense of $44.9 million from the increase in fair value of the forward purchase option derivative liability, offset by a combined increase to other income of $41.6 million from the decrease in fair value of our earnout liability and SPAC warrant liabilities. Included in the change in fair value of warrants for the six months ended June 30, 2021 is the changes in fair values of our historical common and preferred stock warrants.
The decrease in Adjusted EBITDA for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to an increase in net loss related to the increases in advertising expense and selling, general and administrative expense, offset by increases in interest expense and stock-based compensation, which are part of the reconciling items.
The decrease in Adjusted EBITDA for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to an increase in net loss related to the increases in advertising expense and selling, general and administrative expense, offset by increases in (i) changes in fair value of our warrants and derivative instruments (ii) interest expense and (iii) stock-based compensation, all of which are part of the reconciling items.
Liquidity and Capital Resources
Overview and Funding Requirements
As of June 30, 2022, we had a total cash balance plus marketable securities of $49.6 million, including restricted cash of $2.8 million and$7.0 million in short-term marketable securities, and an accumulated deficit. In addition, we also had $58.5 million in receivables, gross of interest, remaining related to the Forward Purchase Agreement entered into in connection with the Business Combination. The timing and terms of any recoupment of the receivables (or some portion thereof) are influenced by our stock price performance over the remaining term of the Forward Purchase Agreement. Notwithstanding the foregoing, our net loss and net cash used in operating activities amounted to $68.0 million and $64.9 million, respectively, for the six months ended June 30, 2022. As an emerging growth company, we are dependent on outside capital to execute our strategy of investing in growth at the expense of short-term profits. As a result, we have incurred significant losses and net cash outflows from operating activities since our inception and expect to incur such losses and remain dependent on outside capital for the foreseeable future until such time that we can realize our growth strategy by generating profits and reducing our reliance on outside capital. Given the inherent uncertainties associated with executing our growth strategy, we can provide no assurance that we will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund our obligations as they become due over the next twelve months.
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
As of June 30, 2022, we were in compliance with the financial covenants required by our new term loan agreement. However, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. If we breach our financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the new term loan agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the new term loan agreement will be successfully refinanced on terms that are acceptable us.

Despite the substantial amount of capital that we have raised from outside investors and lenders, as well as our Business Combination, as of June 30, 2022, we had no additional capital available for borrowing and no firm commitment from current or prospective investors to provide us additional capital to fund operations in the foreseeable future. While management believes the that we will be able to obtain additional capital, no assurance can be provided that such capital will be obtained or on terms that are acceptable to us. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we are unsuccessful in securing additional capital and/or executing our strategy of growth whereby we realize profits and generate sufficient cash inflows from operations to fund our obligations as they become due, we may be required to seek other strategic alternatives such as a further reduction in our current cost structure, or a recapitalization of our balance sheet, including related outstanding debt and equity securities.
Debt and Convertible Debt Financing
New Term Loan
On August 4, 2021, we entered into a new term loan agreement (the “New Term Loan”). The New Term Loan provided us with $45.0 million at a floating per annum rate of LIBOR plus 8.5%, with a maturity date of August 4, 2025. The agreement provides the lender with a first priority security interest in all of our assets and contains a certain number of financial covenants, which requires us to (i) maintain minimum unrestricted cash balance of $15.0 million, (ii) maintain minimum net Retail revenue based upon agreed upon quarterly targets, and (iii) maintain a Retail gross margin percentage of at least 8%. These net Retail revenue and Retail gross margin targets are tested quarterly on a trailing twelve-month basis. The agreement also includes other affirmative and negative covenants, which, among other things, restrict our ability to pay dividends or make any distributions, incur indebtedness, make investments, incur liens, sell substantially all of its assets, and consummate fundamental changes. The agreement also subjects us to certain reporting covenants. We are required to provide monthly, quarterly, and annual financial statements, operating budget and metrics, and other financial information as requested. Also in connection with the term loan agreement, we issued 126,993 warrants to purchase preferred stock at an exercise price of $7.0871. These warrants were cashless exercised immediately prior to the consummation of the Business Combination and are no longer outstanding. As of June 30, 2022, we were in compliance with all covenants and reporting requirements under the New Term Loan. There was $45.0 million in principal remaining as of June 30, 2022.
On August 4, 2021, we also paid down the $5.0 million in remaining principal under our prior term loan. In connection with the loan repayment, our letter of credit was modified and we are required to maintain cash collateral for the outstanding letters of credit. As a result, the cash collateral related to the outstanding letters of credit are segregated in restricted cash accounts. Approximately $2.8 million of letters of credit were issued to us as of June 30, 2022.
PIPE Convertible Notes
Upon consummation of the Business Combination, pursuant to the Subscription Agreements, we issued an aggregate of $87.5 million of principal amount of PIPE Convertible Notes. The PIPE Convertible Notes mature five years after their initial issuance. The Convertible Notes are convertible, at our election, for shares of common stock, cash or a combination of cash and such shares, based on a conversion price of $12.00 per share (subject to customary anti-dilution adjustments) in accordance with the terms thereof. The PIPE Convertible Notes bear interest at a rate of 7.00% per annum, paid-in-kind or in cash at our option and accruing semi-annually. We may redeem the PIPE Convertible Notes after the third anniversary of their issuance, subject to a holder’s right to convert prior to the redemption date, if (i) the trading price of the shares of common stock exceeds 130% of the conversion price on at least twenty out of the preceding thirty consecutive trading days ending on, and including, the trading day immediately before we issue a redemption notice, and (unless we elect to settle conversions in connection with such redemption in cash) if (ii) certain conditions related to the ability of the converting holders to resell the conversion shares without restrictions under the U.S. securities laws are satisfied.
As of June 30, 2022, (i) $0.3 million of the principal PIPE Convertible Notes were converted into 24,999 shares of common stock and (ii) the PIK Interest was added to the outstanding principal, increasing the remaining principal to $90.4 million. For further detail regarding the terms of the PIPE Convertible Notes, refer to Note 7, “Convertible Notes,” in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Forward Purchase Agreement
As discussed above, prior to the Closing, on November 28, 2021, Seven Oaks entered into the Forward Purchase Agreement with ACM for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Forward Purchase Agreement, ACM purchased approximately 6,504,768 shares of Seven Oaks’ Class A common stock (the “Forward Purchase shares”) and, one business day following the closing of the Business Combination, the Prepayment Amount of $65.1 million was paid out of the funds we received from Seven Oaks' trust account, which will be held in a deposit account for the benefit of ACM until the “Valuation Date” (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions). At any time prior to the Valuation Date, ACM may elect an optional early termination to sell some or all of the Forward Purchase shares in the open market. If ACM sells any shares prior to the Valuation Date, the pro-rata portion of the Prepayment Amount will be released from the deposit account and paid to us. As of June 30, 2022, ACM has sold 744,654 shares, for which we received net proceeds of $6.5 million, after paying related fees to ACM. Of the total net proceeds received to date, $1.5 million was received during the first half of 2022, after paying related fees to ACM. Depending on the manner in which the Forward Purchase Transaction is settled, we may never have access to the full Prepayment Amount.
As discussed in Note 13, “Forward Purchase Transaction,” in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, if the VWAP of the shares falls below $5.00 per share for 20 out of any 30 consecutive trading days (a “VWAP Trigger Event”), then ACM may elect to accelerate the Valuation Date to the date of such VWAP Trigger Event. If ACM elects to accelerate the Valuation Date, the settlement amount returned to us would be approximately equal to the VWAP of the shares on such date of the VWAP Trigger Event, net of $0.20 per share in fees. The VWAP Trigger Event occurred on July 6, 2022, giving ACM the election to accelerate the Valuation Date. As of the date of issuance of this Quarterly Report, ACM has not elected to accelerate. In the event ACM elects to accelerate the Valuation Date, we would expect to receive approximately $8.3 million of cash proceeds to our Condensed Consolidated Balance Sheets, based on our share price on July 6, 2022, of the remaining $58.5 million of forward purchase receivable currently on the Condensed Consolidated Balance Sheets.
Equity Financing
Common Stock Purchase Agreement
On May 9, 2022, we entered into a common stock purchase agreement (the “Purchase Agreement”) with an investor related to a committed capital on demand facility (the “CCOD Facility”). Pursuant to the Purchase Agreement, we have the right from time to time at its option to sell to the investor up to the lesser of (i) $100.0 million of our common stock and (ii) the Exchange Cap which, under the applicable rules of the NYSE, states that in no event may we issue more than 19.99% of the voting power or number of shares of common stock outstanding, unless certain stipulations are met.
In accordance with ASC 815, Derivatives and Hedging, we have determined that the right to sell additional shares represents a freestanding put option, and as such, the financial instrument was classified as a derivative asset with a nominal fair value.
In May 2022, we issued 114,585 of upfront commitment shares to the investor which had a fair value of $1.0 million upon issuance. The $1.0 million in commitment costs, along with $0.7 million in other related transaction costs, were recorded in other income (expense), net on our Condensed Consolidated Statements of Operations and Comprehensive Loss.
In the second quarter of 2022 we sold 3,109,400 shares of common stock to the investor, pursuant to the terms of the Purchase Agreement, for cash proceeds of $6.5 million.

Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(64,853)	$(14,150)
Net cash used in investing activities	$(7,475)	$(825)
Net cash provided by (used in) financing activities	$7,193	$(1,827)
Operating Activities
Cash used in operating activities consisted of net loss adjusted for non-cash items, including depreciation and amortization, stock-based compensation expense, the change in fair value of warrants and derivative instruments, and other non-cash items, as well as the effect of the changes in operating assets and liabilities.
Net cash used in operating activities was $64.9 million for the six months ended June 30, 2022, primarily consisting of $68.0 million net loss, adjusted for certain non-cash items, which primarily included $9.6 million of stock-based compensation, $3.2 million in the change in fair value of warrants and derivative instruments, and $2.2 million in depreciation and amortization, as well as a $18.6 million net decrease in operating assets and liabilities.
A significant driver for the net decrease in operating assets and liabilities was the $15.0 million payment for the Palantir software licenses, which per the terms of the related Master Subscription Agreement discussed below, was required to be paid 30 days after the closing of the Business Combination. The payment largely attributed to the decrease of $11.7 million in accounts payable. The payment also resulted in the reclassification of the associated asset from deferred contract costs to prepaid expenses, and as such, is the primary driver of the decrease in deferred contract costs of $18.1 million and increases in current and noncurrent prepaid expenses of $6.9 million and $9.3 million, respectively. Also contributing to the net decrease in operating assets and liabilities is (i) an increase of $2.1 million in unbilled receivables related to our software licensing agreements, (ii) an increase of $3.6 million in inventories as part of a renewed effort to eliminate out-of-stocks for staple items to support customer retention (iii) as well as other changes to our net operating assets and liabilities of $3.1 million.
Net cash used in operating activities was $14.2 million for the six months ended June 30, 2021, primarily consisting of a $24.4 million net loss, adjusted for certain non-cash items, which primarily included $2.5 million of depreciation and amortization, $1.3 million in the change in fair value of warrants, and $0.9 million in stock-based compensation, as well as a $8.2 million net increase in operating assets and liabilities. The increase in our net operating assets and liabilities was primarily driven by the change in accrued expense of $1.5 million and change in prepaid and other current assets of $2.0 million, both related to increased expenditures primarily related to the Business Combination as well as ordinary course business operations and the change in accounts payable and other current liabilities of $6.7 million related to our cash conservation efforts. Also contributing to the net increase in operating assets and liabilities is the change in deferred revenue of $1.7 million related to our software licensing agreement. These changes were offset by the other changes to our net operating assets and liabilities of $0.3 million.
Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities was $7.5 million, primarily due to the $7.0 million in purchases of available-for-sale securities as well as $2.0 million spent in fixed asset capital expenditures and $0.9 million in interest paid to ACM related to the Forward Purchase Transaction. This is partially offset by the receipt of $2.4 million in funds which were recollected from the Prepayment Amount of the Forward Purchase Transaction, as discussed above, for the shares ACM sold during the period.
For the six months ended June 30, 2021, net cash used in investing activities was $0.8 million, due to the purchase of fixed assets.

Financing Activities
For the three months ended June 30, 2022, net cash provided by financing activities was $7.2 million, primarily as the result of $6.5 million in proceeds from issuance of stock pursuant to the terms of the Common Stock Purchase Agreement as well as $0.8 million in proceeds from the exercise of stock options.
For the six months ended June 30, 2021, net cash used in financing activities was $1.8 million, primarily due to repayments of the term loan of $1.9 million.
Other Commitments
We maintain our principal offices in New York, New York and maintain fulfillment centers and office space in various locations throughout the United States. Our future minimum rental commitments under non-cancelable leases was $15.5 million as of December 31, 2021.
In June 2021, we entered into a Master Subscription Agreement with Palantir Technologies Inc. (“Palantir”) under which we are contracted to pay $20.0 million over five years for access to Palantir’s Foundry platform, $15.0 million of which was due thirty days after the closing of the Business Combination, or on January 8, 2022. The initial $15.0 million was fully paid to Palantir during the first quarter of 2022.
In December 2021, we signed an addendum to a prior service agreement with Google LLC for access to the Google Cloud Platform. Under the addendum, we are required to pay $2.0 million, $4.5 million, and $8.5 million for the first, second, and third commitment periods, respectively. The first commitment period commenced December 1, 2021 and will last 12 months. The next two commitment periods begin at the end of the preceding period and each last 12 months. As of June 30, 2022, the total remaining commitment, gross of discounts, was approximately $13.6 million, with a minimum of $3.5 million due within the next 12 months.
New Accounting Pronouncements
See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a discussion of new accounting standards.
Application of Critical Accounting Policies and Estimates
There have been no material changes to the critical accounting estimates and assumptions disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
For a discussion of all of our significant accounting policies, including our critical accounting policies, see Note 1, Description of Business and Summary of Significant Accounting Policies,” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
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
Interest Rate Risk
We had a total cash balance plus marketable securities of approximately $49.6 million, including $2.8 million of restricted cash and $7.0 million of marketable securities, as of June 30, 2022 and a total cash balance of $107.8 million, including $2.8 million of restricted cash, as of December 31, 2021. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.
While the majority of our interest rate is fixed, we are still exposed to certain changes in interest rates with respect to our cost of borrowing under our existing New Term Loan. We monitor our cost of borrowing under our New Term Loan, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the floating portion of the interest rate on our New Term Loan for all periods presented would not have a material impact on our Condensed Consolidated Financial Statements.
Inflation Risk
We have experienced and expect to continue to experience an increase in commodity prices, labor costs, input costs and transportation costs. In response to these rising costs, in 2022, we have continued to optimize and raise prices across a significant portion of our product offerings. These price increases could impact the demand for our products. Our inability to offset these changing costs could harm our business, financial condition, and results of operations. For a discussion of recent increases in product, transportation, and wage costs, related, in part, to inflationary pressures, see “Components of our Results of Operations” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Management’s Plan to Remediate the Material Weaknesses
With the oversight of senior management and our audit committee, we have hired and will continue hiring additional accounting personnel with technical accounting and financial reporting experience and have implemented improved process level and management review controls with respect to the completeness, accuracy, and validity of complex accounting measurements on a timely basis. We also have supplemented internal accounting resources with external advisors to assist with performing technical accounting activities. Furthermore, we are implementing a process of formalizing procedures to ensure appropriate internal communications between the accounting department and other operating departments necessary to support the internal controls. The remediation measures are ongoing, and are expected to result in future costs for the Company. While we are implementing a plan to remediate these material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. These improvements to our internal control infrastructure are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. As such, management has concluded that the remediation initiatives outlined above are not sufficient to fully remediate the material weaknesses in internal control over financial reporting, and will remain insufficient until the applicable controls have operated for an adequate period of time, and further, that through testing, management can conclude that the controls are designed and operating effectively. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 8, 2022, a putative stockholder of the Company filed a complaint in the Delaware Chancery Court alleging that he is entitled to attorneys’ fees and expenses in connection with a demand he made on the Company regarding the ability of Class A common stockholders to vote on certain charter amendments in connection with the Business Combination on December 8, 2021. Garfield v. Boxed, Inc., C.A. No. 2022-0132-VCZ (Del. Ch.). The stockholder did not specify in its complaint the amount of attorneys’ fees and expenses sought. Pursuant to an order entered June 14, 2022, the Company's answering brief is due on or before September 8, 2022, and plaintiff's reply brief is due on or before September 23, 2022. Oral argument on the motion is scheduled for October 4, 2022. Given the early stage of this matter and the uncertainty inherent in litigation and investigations, we do not believe it is possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.
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
ITEM 1A. RISK FACTORS
Besides the risk factor described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and this Quarterly Report.
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
•changes in our Board or management;
•sales of large blocks of our common stock or warrants, including sales by us or by our executive officers and directors;
•lawsuits threatened or filed against us;
•changes in laws or regulations applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving our capital stock;

•general economic conditions in the United States, including increasing interest rates and inflation;

•other events or factors, including those resulting from war, geopolitical instability, natural disasters, incidents of terrorism or responses to these events; and

•the other factors described in the sections of our Annual Report on Form 10-K titled “Risk Factors” and our Annual Report on Form 10-K and this Quarterly Report titled “Cautionary Note Regarding Forward-Looking Statements.”
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

Our securities are currently listed on the “NYSE.” For continued listing, we are required to meet specified listing standards, including a minimum stock price, market capitalization, and stockholders’ equity. If we are unable to meet the NYSE’s listing standards, including the requirement that our common stock continue to trade at over $1.00 per share, the NYSE would delist our securities. At that point, it is possible that our securities could be quoted on the over-the-counter bulletin board or the pink sheets. This could have negative consequences, including a negative effect on the price of our securities, reduced liquidity for stockholders, reduced trading levels for our securities, limited availability of market quotations or analyst coverage of our securities; stricter trading rules for brokers trading our securities, and reduced access to financing alternatives for us. We also would be subject to greater state securities regulation if our common stock was no longer listed on a national securities exchange. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NYSE minimum share price requirement or prevent future non-compliance with NYSE’s listing requirements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of June 13, 2021, by and among the Registrant, Blossom Merger Sub, Inc., Blossom Merger Sub II, LLC and Giddy Inc.	8-K	001-39817	2.1†	6/14/2021
2.1(a)	Amendment to Agreement and Plan of Merger, dated as of November 26, 2021, by and among the Registrant, Blossom Merger Sub, Inc., Blossom Merger Sub II, LLC, and Giddy Inc.	8-K	001-39817	2.1	11/26/2021
3.1	Amended and Restated Certificate of Incorporation of Boxed, Inc.	8-K	001-39817	3.1	12/14/2021
3.2	Amended and Restated Bylaws of Boxed, Inc.	S-1		3.2	12/22/2021
4.1	Specimen Common Stock Certificate.	8-K	001-39817	4.1	12/14/2021
4.2	Warrant Agreement between the Registrant and Continental Stock. Transfer & Trust Company, dated as of December 17, 2020.	8-K	001-39817	4.1	12/23/2020
4.3	Form of Warrant Certificate.	8-K	001-39817	4.3	12/14/2021
10.1	Common Stock Purchase Agreement, dated May 9, 2022, by and between The Jones Group Ventures LLC and Boxed, Inc.	8-K	001-39817	10.1†	5/10/2022
10.2	Registration Rights Agreement, dated May 9, 2022, by and between The Jones Group Ventures LLC and Boxed, Inc.	8-K	001-39817	10.2†	5/10/2022
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

BOXED, INC.

Date: August 9, 2022	By:	/s/ Chieh Huang
	Name:	Chieh Huang
	Title:	Chief Executive Officer

Date: August 9, 2022	By:	/s/ Mark Zimowski
	Name:	Mark Zimowski
	Title:	Chief Financial Officer