Form 10-Q
period 2022-09-30
Boxed, Inc.
filed 2022-11-09
CIK 1828672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 72,663,598 shares of common stock as of November 4, 2022.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that express Boxed, Inc.’s (the “Company,” “we,” “us,” “our,” “Boxed,” or “New Boxed”) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “potential,” “would,” or “will,” in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report, including Part II, Item 1A, “Risk Factors,” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, our future results of operations, financial condition, and liquidity.

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

•maintaining the listing of our common stock and warrants on the New York Stock Exchange;

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
“Boxed Sites” refers to our mobile applications and web-based e-commerce platforms.
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
“Earnout liability” refers to the associated liability with the Sponsor Earnout Shares as well as with the contingent consideration related to the acquisition of Boxed Market.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BOXED, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2022 (Unaudited) and December 31, 2021
(in thousands except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,071	$105,027
Restricted cash	3,302	2,768
Marketable securities	3,988	—
Accounts receivable, net	3,239	3,122
Inventories	11,081	11,428
Prepaid expenses and other current assets	9,438	4,915
Deferred contract costs, current	658	7,580
Forward purchase receivable	8,101	—
TOTAL CURRENT ASSETS	71,878	134,840
Property and equipment, net	7,387	7,019
Unbilled receivables	10,898	8,891
Forward purchase receivable	—	60,050
Operating lease right-of-use asset (1)	11,269	—
Goodwill	7,409	7,444
Prepaid expenses, noncurrent	8,555	—
Deferred contract costs, noncurrent	—	11,847
Other long-term assets	1,382	1,514
TOTAL ASSETS	$118,778	$231,605
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$14,705	$28,936
Accrued expenses	8,177	6,392
Deferred revenue	2,030	2,020
Operating lease liabilities, current (1)	2,672	—
Other current liabilities	16,662	21,899
Earnout liability, current	286	—
SPAC warrant liabilities	1,667	22,045
Forward purchase option derivative	7,555	—
TOTAL CURRENT LIABILITIES	53,754	81,292
PIPE Convertible Notes, net of transaction costs	80,972	77,047
Long-term debt	43,589	43,287
Forward purchase option derivative	—	4,203
Earnout liability, noncurrent	1,781	27,134
Operating lease liabilities, noncurrent (1)	9,005	—
Other long-term liabilities	385	217
TOTAL LIABILITIES	189,486	233,180
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value per share; 600,000,000 shares authorized as of both September 30, 2022 and December 31, 2021; 70,722,973 and 66,647,242 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	408,346	383,066
Accumulated other comprehensive income (loss)	(10)	—
Accumulated deficit	(479,051)	(384,648)
TOTAL STOCKHOLDERS’ DEFICIT	(70,708)	(1,575)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$118,778	$231,605
(1) Figures as of September 30, 2022 reflect the Company’s January 1, 2022 adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases. For additional details, see Note 1.
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BOXED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three and nine months ended September 30, 2022 and 2021 (Unaudited)
(in thousands except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue:
Retail	$41,580	$38,186	$129,543	$117,253
Software & Services(1)	73	10,824	2,402	14,965
Total net revenue	41,653	49,010	131,945	132,218
Cost of sales:
Retail	(36,633)	(35,565)	(117,003)	(107,707)
Software & Services(1)	(297)	(780)	(1,256)	(1,798)
Total cost of sales	(36,930)	(36,345)	(118,259)	(109,505)
Gross profit	4,723	12,665	13,686	22,713
Advertising expense	(2,359)	(5,174)	(22,145)	(14,618)
Selling, general, and administrative expense	(23,957)	(12,859)	(70,237)	(38,905)
Loss from operations	(21,593)	(5,368)	(78,696)	(30,810)
Other income (expense), net	(4,782)	(561)	(15,707)	509
Loss before income taxes	(26,375)	(5,929)	(94,403)	(30,301)
Income taxes	—	—	—	—
Net loss	$(26,375)	$(5,929)	$(94,403)	$(30,301)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	10	—	(10)	—
Net comprehensive loss	$(26,365)	$(5,929)	$(94,413)	$(30,301)
Net loss per share, basic and diluted	$(0.37)	$(0.55)	$(1.38)	$(2.99)
Weighted average shares outstanding, basic and diluted	70,563,420	9,504,786	68,232,698	9,454,261
(1) For information related to related party transactions, see Note 17.
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BOXED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
For the three and nine months ended September 30, 2022 and 2021 (Unaudited)
(in thousands except share and per share amounts)

	Total Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at June 30, 2022	—	$—	70,552,272	$7	$404,194	$(20)	$(452,676)	$(48,495)
Stock-based compensation	—	—	—	—	4,134	—	—	4,134
Exercise of common stock options and release of restricted stock units			170,701	—	18	—	—	18
Net unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(26,375)	(26,375)
Balances at September 30, 2022	—	$—	70,722,973	$7	$408,346	$(10)	$(479,051)	$(70,708)

Balances at June 30, 2021	42,383,516	$323,869	9,935,635	$—	$9,257	$—	$(339,797)	$(330,540)
Retroactive application of recapitalization	(2,127,590)	—	(498,742)	1	(1)	—	—	—
Adjusted beginning balance	40,255,926	$323,869	9,436,893	$1	$9,256	$—	$(339,797)	$(330,540)
Stock-based compensation	—	—	—	—	359	—	—	359
Exercise of common stock options	—	—	123,726	—	244	—	—	244
Retroactive application of recapitalization	—	—	(6,211)	—	—	—	—	—
Series C-3 preferred stock remeasurement	—	(707)	—	—	707	—	—	707
Net loss	—	—	—	—	—	—	(5,929)	(5,929)
Balances at September 30, 2021	40,255,926	$323,162	9,554,408	$1	$10,566	$—	$(345,726)	$(335,159)

	Total Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	66,647,242	$7	$383,066	$—	$(384,648)	$(1,575)
Stock-based compensation	—	—	—	—	13,758	—	—	13,758
Exercise of common stock options and release of restricted stock units			558,784	—	781	—	—	781
Exercise of warrants	—	—	822	—	11	—	—	11
Issuance of awards related to acquisition	—	—	267,141	—	3,000	—	—	3,000
Conversion of Convertible Notes			24,999	—	274	—	—	274
Shares issued from Equity Financing	—	—	3,223,985	—	7,456	—	—	7,456
Net unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(94,403)	(94,403)
Balances at September 30, 2022	—	$—	70,722,973	$7	$408,346	$(10)	$(479,051)	$(70,708)

Balances at December 31, 2020	42,383,516	$325,201	9,888,776	$—	$6,983	$—	$(315,425)	$(308,442)
Retroactive application of recapitalization	(2,127,590)	—	(496,415)	1	(1)	—	—	—
Adjusted beginning balance	40,255,926	$325,201	9,392,361	$1	$6,982	$—	$(315,425)	$(308,442)
Stock-based compensation	—	—	—	—	1,214	—	—	1,214
Exercise of common stock options	—	—	170,585	—	331	—	—	331
Retroactive application of recapitalization	—	—	(8,538)	—	—	—	—	—
Series C-3 preferred stock remeasurement	—	(2,039)	—	—	2,039	—	—	2,039
Net loss	—	—	—	—	—	—	(30,301)	(30,301)
Balances at September 30, 2021	40,255,926	$323,162	9,554,408	$1	$10,566	$—	$(345,726)	$(335,159)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BOXED, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2022 and 2021 (Unaudited)
(in thousands except share and per share amounts)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,403)	$(30,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,286	3,566
Stock-based compensation	13,758	1,214
Noncash Common Stock Purchase Agreement costs	1,000	—
Bad debt expense/(change in reserve)	176	(87)
Change in fair value of warrants and derivative instruments	3,052	(1,470)
Settlement of forward purchase receivable	46,386	—
Settlement of forward purchase option derivative liability	(45,144)	—
Loss on extinguishment of debt	—	203
Amortization of debt discount	1,331	60
PIK Interest	3,171	—
Net amortization/accretion on available-for-sale securities	(35)	—
Unrealized gain/(loss) on available-for-sale securities	(4)	—
Noncash operating lease expense	2,413	—
Other noncash items	—	181
Changes in assets and liabilities:
Receivables, net	(294)	(1,812)
Inventories	347	2,551
Prepaid expenses and other current assets	(4,523)	(4,258)
Unbilled receivables	(2,007)	(3,680)
Deferred contract costs	18,769	—
Prepaid expenses, noncurrent	(8,555)	—
Other long-term assets	(175)	—
Accounts payable	(14,227)	4,962
Accrued expenses	1,785	1,052
Deferred revenue	9	231
Operating lease liabilities	(2,449)	—
Other liabilities	(1,573)	493
Net cash used in operating activities	(77,906)	(27,095)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,347)	(683)
Forward purchase payments	(1,242)	—
Forward purchase receipts	6,805	—
Purchase of available-for-sale securities	(6,960)	—
Sale of available-for-sale securities	3,000	—
Other investing activities	34	13
Net cash used in investing activities	(1,710)	(670)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease obligations	(54)	(56)
Proceeds from option exercises	781	331
Proceeds from warrant exercises	11	—
Proceeds from Common Stock Purchase Agreement	6,456	—
Repayments from borrowings	—	(7,703)
Proceeds from borrowings	—	43,800
Debt issuance costs	—	(670)
Net cash provided by financing activities	7,194	35,702
Total change in cash, cash equivalents and restricted cash	(72,422)	7,937
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	107,795	30,043
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$35,373	$37,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Cash paid for taxes	$64	$17
Cash paid for interest	$3,690	$281

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset obtained in exchange for operating lease liability	$2,384	$—
Shares issued related to equity consideration of acquisition	$3,000	$—
Conversion of Convertible Notes	$274	$—
Deferred transaction costs included in accrued expense & accounts payable	$—	$2,843

Cash and cash equivalents at end of period	$32,071	$35,409
Restricted cash at end of period	3,302	2,571
Cash, cash equivalents and restricted cash at end of period	$35,373	$37,980
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BOXED, INC.
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2022 and 2021 (Unaudited)
(in thousands except share and per share amounts)
1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description — Boxed, Inc. (the “Company”) is a commerce technology company specializing as both an e-commerce retailer and e-commerce enabler. The Company operates an e-commerce retail (“Retail”) service that provides bulk pantry consumables to businesses and household customers within the continental United States. The Company generates net revenue through direct retail sales of third-party and private-labeled goods, which includes all sales generated primarily through the Company’s website, mobile-optimized website, and mobile applications. Further, the Company monetizes its proprietary commerce technology through its software and services (“Software & Services” or “Spresso”) offerings, which include an end-to-end suite of enterprise-level software and analytics solutions, designed to deliver actionable insights supporting efficient growth and cost reduction.
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
New Boxed common stock and warrants commenced trading on the New York Stock Exchange (“NYSE”) under the symbols “BOXD” and “BOXD WS,” respectively, on December 9, 2021. See Note 2, “Business Combination,” for additional details. See Note 19, “Subsequent Events,” for additional details with respect to the Company’s NYSE listing.
Boxed Market Acquisition — On December 9, 2021, the Company completed an acquisition of substantially all of the assets and operations of MaxDelivery, LLC, an on-demand grocery delivery business in New York City, which as of the second quarter of 2022 has been rebranded as “Boxed Market.” Consideration for the acquisition consisted of $4,000 in cash consideration, $3,000 in equity consideration, and a future potential earnout, or contingent consideration, discussed below. The acquisition was accounted for as a business combination under the acquisition method in accordance with guidance found in ASC 805, Business Combinations, and the related fair value considerations and purchase price allocation are detailed within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Operating results for this acquisition have been included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss since the date of acquisition and are reflected within the Retail segment. For discussion on the accounting treatment of acquired intangible assets and goodwill, refer to the Intangible Assets and Goodwill discussion below.
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
The unaudited results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of future results or results to be expected for the full fiscal year ended December 31, 2022.
These unaudited Condensed Consolidated Financial Statements, including the Company’s significant accounting policies, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and related notes thereto included in the Annual Report on Form 10-K, as filed with the SEC on March 15, 2022.
Considerations Related to COVID-19 — The ongoing spread of COVID-19 and emerging and future variants throughout the United States and internationally, as well as measures implemented by government authorities to minimize transmission of the virus have had, and continue to have, negative and positive implications for the Company’s business. Though many areas have begun relaxing such restrictions, varying levels of restrictions remain and may be increased, particularly in light of the proliferation of the Delta, Omicron, BA.4, BA.5, and emerging variants.
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
Going Concern, Liquidity and Management’s Plan — As of September 30, 2022, the Company had total cash and cash equivalents of $32,071, restricted cash of $3,302, short-term marketable securities of $3,988, and an accumulated deficit. In addition, the Company’s net loss and net cash used in operating activities amounted to $(94,403) and $(77,906), respectively, for the nine months ended September 30, 2022. As an emerging growth company, the Company is dependent on outside capital to execute its strategy of investing in growth at the expense of short-term profits. As a result, the Company has incurred significant losses and net cash outflows from operating activities since its inception and expects to incur such losses and remain dependent on outside capital for the foreseeable future until such time that the Company can realize its growth strategy by generating profits and reducing its reliance on outside capital. Given the inherent uncertainties associated with executing the Company’s growth strategy, management can provide no assurance that the Company will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund the Company’s obligations as they become due over the next twelve months from the date these Condensed Consolidated Financial Statements were issued.
In addition, as disclosed in Note 8, the Company entered into a term loan agreement (the “New Term Loan”) in August 2021 for principal of $45,000. The New Term Loan contains a certain number of financial covenants, which requires the Company to (i) maintain a minimum unrestricted cash balance of $15,000, (ii) maintain minimum net Retail revenue based upon agreed quarterly targets; and (iii) maintain a Retail gross margin percentage of at least 8%. In order to achieve these targets, we expect to invest in growth initiatives, with emphasis toward driving growth in B2B customer demand, for which we are seeing strong momentum year-to-date. The Company expects these investments, among others, to result in a continued net use of cash from operating activities over the next twelve months.
As of September 30, 2022, the Company was in compliance with the financial covenants required by its New Term Loan. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next twelve months. If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the New Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the New Term Loan will be successfully refinanced on terms that are acceptable to the Company.

To date, the Company has raised a substantial amount of capital from outside investors and lenders through the issuance of stock and borrowings, including under its term loans and revolving credit facilities, as well as through the consummation of the Business Combination, and expects this reliance to continue for the foreseeable future. However, as of September 30, 2022, the Company had no additional capital available for borrowing and no firm commitment from current or prospective investors to provide the Company additional capital to fund operations in the foreseeable future. While management believes the Company will be able to obtain additional capital, no assurance can be provided that such capital will be obtained or on terms that are acceptable to the Company. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If management is unsuccessful in securing additional capital and/or executing its strategy of growth whereby the Company realizes profits and generates sufficient cash inflows from operations to fund the Company’s obligations as they become due, management may be required to seek other strategic alternatives such as a further reduction in the Company’s current cost structure, or a recapitalization of the Company’s balance sheet, including related outstanding debt and equity securities.
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
Estimates — The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include (i) revenue recognition and deferral in accordance with ASC 606 (ii) the fair values of derivative instruments within the scope of ASC 815 and (iii) the fair values of performance-based restricted stock units. On a regular basis, management reviews its estimates utilizing currently available information, changes in fact and circumstances, historical experience, and reasonable assumptions. After such review, those estimates are adjusted accordingly. Actual results could differ from those estimates.
Segment Information — The Company manages and reports its operating results through two reportable segments defined by its products and services: Retail and Software & Services (which the Company recently branded as “Spresso”). See Note 18, “Segment Reporting,” for the three and nine months ended September 30, 2022 and 2021.
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
Restricted Cash — The Company’s restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of September 30, 2022 and December 31, 2021 was $3,302 and $2,768, respectively, and consists of collateral for letters of credit related to the Company’s relationships with certain product vendors, and letters of credit issued in lieu of deposits on certain real estate and facility leases.
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
Accounts receivable includes $2,715 and $2,318 of trade receivables at September 30, 2022 and December 31, 2021, respectively. The Company has recorded an allowance of $175 and $96 as of September 30, 2022 and December 31, 2021, respectively.
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
Concentrations of Risk — Certain financial instruments potentially subject us to concentrations of credit risk. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash balances are primarily on deposit at high credit quality financial institutions. The cash balances in all accounts held at financial institutions are insured up to $250 thousand by the Federal Deposit Insurance Corporation (“FDIC”) through September 30, 2022. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.
The risk with respect to accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. As of September 30, 2022 and December 31, 2021, one third-party seller accounted for approximately 22.5% and 40.9% of the Company’s outstanding trade and vendor fund receivables, respectively.
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
The Company reviews inventories to determine the necessity of write-offs for excess, obsolete, or unsellable inventory. The Company estimates write-offs for inventory obsolescence based on its judgment of future realization. These reviews require the Company to assess customer and market demand. There were no material write-offs for the three and nine months ended September 30, 2022 or 2021.
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

Impairment of Long-Lived Assets — The Company periodically evaluates the need to recognize impairment losses relating to long-lived assets in accordance ASC 360, Property, Plant, and Equipment. Long-lived assets are evaluated for recoverability whenever events or circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows, on an undiscounted basis, expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company would write the asset down to fair value and record an impairment charge accordingly. As of September 30, 2022 and December 31, 2021, there were no such events or circumstances that indicate a need for such evaluation.
Deferred Contract Costs — The Company defers contract costs when there is a known current obligation that is not yet paid. In these instances, the Company records deferred contract costs to recognize the asset in its Condensed Consolidated Balance Sheets to offset the Company’s related liability. Deferred contract costs as of December 31, 2021 were related to the asset associated with the Company's contract with Palantir as described in Note 12 as well as insurance premiums related to becoming a public company. These obligations were paid in the first quarter of 2022 and the related assets have been reclassified to prepaid expenses, both current and noncurrent, on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2022, additional deferred contract costs were recorded for Palantir.
Forward Purchase Receivable and Forward Purchase Option Derivative — On December 8, 2021, upon the closing of the Forward Purchase Agreement, as discussed in Note 2, the Company recorded a forward purchase receivable on its Condensed Consolidated Balance Sheets of $65,062 to account for the Prepayment Amount. The Prepayment Amount would be held in a deposit account until the Valuation Date (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions). On August 16, 2022, the Valuation Date was accelerated, pursuant to the acceleration provision terms of the agreement and ACM’s election. As a result, as of October 24, 2022, the Forward Purchase Transaction was fully unwound. See Note 13, “Forward Purchase Transaction,” for further detail surrounding the acceleration.
As of September 30, 2022, given the effects of the acceleration, the forward purchase receivable was $8,101, of which the Company expects to collect $546. As of September 30, 2022, the Company has collected $10,576 in net proceeds from the Prepayment Amount.
Also in connection with the Forward Purchase Agreement, the Company recognized a liability for a freestanding derivative, referred to herein as the “forward purchase option derivative,” on its Condensed Consolidated Balance Sheets. See Note 2, “Business Combination,” and Note 13, “Forward Purchase Transaction,” for further detail. In accordance with ASC 815, Derivatives and Hedging, and as discussed in Note 15, “Fair Value Measurements,” the Company remeasured the fair value of the forward purchase option derivative liability at each reporting period. As of September 30, 2022, the forward purchase option derivative liability was $7,555.
Intangible Assets and Goodwill — As part of the acquisition of Boxed Market, as discussed above, the Company recorded intangible assets and goodwill on its Condensed Consolidated Balance Sheets. The intangible assets acquired relate to Boxed Market’s customer relationships, trademarks, and internally developed technology which were valued via (i) the multi-period excess-earnings method (ii) relief-from-royalty method and (iii) cost replacement method, respectively, all of which are under the income approach in accordance with ASC 805, Business Combinations. Also in accordance with ASC 805, the Company allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Any excess of the purchase price over the fair values of assets acquired, including intangibles and liabilities assumed, was recognized as goodwill. As the Company views Boxed Market as part of its Retail segment, the goodwill recorded is included within its Retail business unit. The Company’s goodwill is subject to annual impairment testing. Further discussion on the purchase price allocation is detailed within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Debt — The Company defers costs directly associated with acquiring third-party financing. Debt issuance costs related to the Company’s long-term debt, including its PIPE Convertible Notes and New Term Loan (as defined in Note 7 and Note 8, respectively), are recorded as a direct deduction from the carrying amount of the debt. Amortization of debt issuance costs was $464 and $1,331 for the three and nine months ended September 30, 2022, respectively, and $60 for both the three and nine months ended September 30, 2021. Interest expense for total long-term debt was $3,243 and $766 for the three months ended September 30, 2022 and 2021, respectively, and $9,355 and $976 for the nine months ended September, 30, 2022 and 2021, respectively.

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
Employee Benefit Plan — The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the three and nine months ended September 30, 2022 and 2021.
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
Delivery Costs — Outbound shipping and handling costs incurred to deliver merchandise to customers amounted to $5,536 and $6,767 for the three months ended September 30, 2022 and 2021, respectively, and $19,715 and $20,063 for the nine months ended September 30, 2022 and 2021, respectively. The delivery costs are included in cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Selling, General and Administrative Expense — Selling, general and administrative expense consists primarily of salaries and benefits for warehouse employees as well as all regional and home office employees, including buying personnel. Selling, general and administrative expense also includes substantially all building and equipment depreciation, research and development expense, bank service charges, utilities, as well as other operating costs incurred to support e-commerce website operations. In accordance with ASC 730-10-25, Research and Development, research and development costs are charged to expense as and when incurred in the development of software products to be sold, leased, or marketed to external parties. Research and development expense incurred was $789 and $547 for the three months ended September 30, 2022 and 2021, respectively, and $1,715 and $1,358 for the nine months ended September 30, 2022 and 2021, respectively.
Advertising Expense — The Company expenses advertising as incurred. Advertising expense was $2,359 and $5,174 for the three months ended September 30, 2022 and 2021, respectively, and $22,145 and $14,618 for the nine months ended September 30, 2022 and 2021, respectively. These costs are included in advertising expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 are prepayments for future advertising expenses of approximately $92 and $78, respectively. In addition, beginning in the first quarter of 2022, the Company started to incur advertising costs related to a television commercial production. In accordance with ASC 720-35, Advertising Costs, the Company has elected to defer production advertising costs for its commercial production activities until the first-time the advertisement takes place, while the costs of communicating advertising are expensed as services are received. As the commercial production first aired in March 2022, the costs were both deferred and recognized within the first quarter.
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
•Pursuant to subscription agreements entered into in connection with the Business Combination Agreement (the “Subscription Agreements”), certain investors (the “PIPE Investors”) subscribed to purchase an aggregate of 3,250,000 shares of Class A common stock at $10.00 per share and an aggregate of $87,500 in principal amount of convertible notes (the “PIPE Convertible Notes” or “Convertible Notes”) upon consummation of the Business Combination (collectively, the “PIPE Investment”). At Closing, the Company consummated the PIPE Investment and 3,250,000 shares of New Boxed common stock were issued. See Note 7, “Convertible Notes,” for terms and details of the PIPE Convertible Notes.
•After giving effect to the transactions described above, including the Redemptions and the consummation of the PIPE Investment, there were 15,554,790 shares of New Boxed common stock issued and outstanding (excluding the Sponsor Earnout Shares).
Prior to the Closing, on November 28, 2021, Seven Oaks entered into an agreement (the “Forward Purchase Agreement”) with ACM AART VII D LLC (“ACM”) for a cash-settled OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, ACM purchased approximately 6,504,768 shares of Seven Oaks’ Class A common stock (the “Forward Purchase shares”) and, one business day following the closing of the Business Combination, the Company paid out to ACM an amount (such amount, as adjusted under the Forward Purchase Agreement, the “Prepayment Amount”) equal to the redemption price per share multiplied by the number of subject shares on the date of prepayment. The Prepayment Amount of $65,062 was paid out of the funds received by the Company from Seven Oaks’ trust account and would be held in a deposit account for the benefit of ACM until the “Valuation Date” (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions). On July 6, 2022, an acceleration provision of the Agreement was triggered giving ACM the right to accelerate the Valuation Date at its option, which it did on August 16, 2022. As of September 30, 2022, given the effects of the acceleration, the remaining forward purchase receivable was $8,101, of which the Company expects to collect $546. As of September 30, 2022, the Company has collected $10,576 in net proceeds from the Prepayment Amount. See Note 13, “Forward Purchase Transaction,” for further detail surrounding the acceleration.
As discussed above, a total of 18,098,335 shares of Seven Oaks Class A common stock were presented for redemption in connection with the Business Combination (the “Redemptions”). As a result, there was approximately $77,784 remaining in Seven Oaks’ trust account, following Redemptions. Combined with the total PIPE Investment of $120,000, comprised of $32,500 in equity and $87,500 in Convertible Notes, and after deducting combined company transaction fees of $47,667, there was approximately $150,117 of cash proceeds received by the Company from the transaction. After paying the Prepayment Amount of $65,062 on December 9, 2021, the day after the Closing, the Company had $85,054 in net proceeds remaining. As discussed above, as of September 30, 2022, $10,576 of the amount initially subject to settlement under the Forward Purchase Transaction had been recovered by the Company, net of applicable fees paid to ACM.
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
During the nine months ended September 30, 2022, 822 warrants were exercised, leaving 18,524,178 outstanding.
3.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Leasehold improvements	$8,799	$8,716
Warehouse equipment	3,858	3,056
Computers and small tools	1,533	1,337
Furniture and fixtures	86	85
Software development	14,190	14,091
Work in progress	2,154	7
	30,620	27,292
Less: Accumulated depreciation and amortization	(23,233)	(20,273)
Property and equipment, net	$7,387	$7,019
The Company recorded depreciation and amortization expense of $1,078 and $1,102 for the three months ended September 30, 2022 and 2021, respectively, of which $386 and $376 related to software development costs as well as costs for other intangibles, respectively. The Company recorded depreciation and amortization expense of $3,286 and $3,566 for the nine months ended September 30, 2022 and 2021, respectively, of which $1,189 and $1,369 related to software development costs as well as costs for other intangibles, respectively.
4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
As of September 30, 2022 and December 31, 2021, the major components of prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid insurance	$2,440	$476
Prepaid services (1)	4,195	1,918
Vendor funds receivable	976	1,058
Other prepaid expenses	1,672	806
Other receivables	155	657
Total	$9,438	$4,915
(1) Prepaid services primarily represent the current portion paid to Palantir in 2022 in accordance with the Company’s Master Service Agreement, as discussed and defined in Note 12. Prepaid expenses, noncurrent on the Company’s Condensed Consolidated Balance Sheets of $8,555 primarily represent the noncurrent portion paid to Palantir in 2022.

5.    MARKETABLE SECURITIES
The Company began investing in certain available-for-sale securities during the second quarter of 2022. The fair value and amortized costs of available-for-sale securities by major security type as of September 30, 2022 were as follows:

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$10,981	$—	$(8)	$10,973
Corporate bonds	1,000	—	(2)	998
Money market funds	3,133	—	—	3,133
Total marketable securities, including those classified as cash equivalents	$15,114	$—	$(10)	$15,104
These available-for-sale securities were classified on the Company’s balance sheets as of September 30, 2022:

Fair Value
Cash equivalents	$11,116
Short-term marketable securities	3,988
Long-term marketable securities	—
Total marketable securities, including those classified as cash equivalents	$15,104
As of September 30, 2022, all of the available-for-sale securities have contractual maturities of less than one year. Those with original maturities of less than three months are recorded on the Company’s Condensed Consolidated Balance Sheets as cash equivalents and still fall under the disclosure requirements within ASC 320-10, Investments — Debt Securities. There have been no significant realized gains or losses on available-for-sale securities in the periods presented in the accompanying financial statements. Based on the Company’s review of its available-for-sale securities, the Company believes that it had no other-than-temporary impairments on these securities as of September 30, 2022 because the Company does not intend to sell these securities nor does it believe that it will be required to sell these securities before the recovery of their amortized cost basis.
As of September 30, 2022, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors.
6.    OTHER CURRENT LIABILITIES
As of September 30, 2022 and December 31, 2021, the major components of other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Credit card payable	$9,798	$13,738
Accrued sales tax payable	1,681	1,708
Deferred rent – short term	—	451
Credits liability	661	641
Obligation for equity consideration(1)	—	3,000
Other accrued liabilities	4,522	2,361
Total	$16,662	$21,899
(1) For further detail on the equity consideration, refer to Note 1 within the discussion on the Boxed Market Acquisition. The equity consideration was issued in March 2022.

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
To the extent that the Company is unable to pay cash interest on the PIPE Convertible Notes on each interest payment date because of restrictions in the Company’s new term loan agreement (as discussed in Note 8), or at the election of the Company to defer interest payments, an amount equal to the unpaid interest then due will be added to the principal amount, without any action by the Company or the lender of the new term loan. The interest that is capitalized with, or added to, the principal amount is known as “PIK Interest.” As of September 30, 2022, the Company elected to defer $3,171 in interest to PIK Interest.
Of the total transaction costs incurred as part of the Business Combination, $10,534 was allocated to the PIPE Convertible Notes and treated as debt issuance costs. As of September 30, 2022, the remaining period over which the debt issuance costs will be amortized was 4.23 years. There were no material write-offs of the debt issuance costs during the period.
The indenture related to the Subscription Agreements includes customary affirmative and negative covenants including, among other things, compliance with applicable law, payment terms, events of default, and the terms surrounding the ability to repurchase the PIPE Convertible Notes.
As of September 30, 2022, (i) $300 of the principal PIPE Convertible Notes were converted into 24,999 shares of common stock and (ii) the PIK Interest was added to the outstanding principal, increasing the remaining principal to $90,371.

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
Further, on August 4, 2021, the Company repaid the outstanding principal balance of the Seventh Amendment of its existing term loan and security agreement (the “Credit Agreement”) of $5,000 and recognized a loss on extinguishment of debt in the amount of $203. In connection with the loan repayment, the Company’s letter of credit was modified and the Company is now required to maintain cash collateral for the outstanding letters of credit. As a result, the cash collateral related to the outstanding letters of credit are segregated in restricted cash accounts as of September 30, 2022. Refer to the Notes to the Annual Report on Form 10-K for further detail on the Seventh Amendment and corresponding Credit Agreement.
As of both September 30, 2022 and December 31, 2021, the Company had approximately $3,302 and $2,768 of letters of credit issued, respectively, of which none were drawn.
Amounts outstanding under long-term debt, including the PIPE Convertible Notes (discussed in Note 7), consisted of the following as of September 30, 2022 and December 31, 2021. The estimated fair value of long-term debt is approximated at its carrying value as of these reporting dates.

	September 30, 2022	December 31, 2021
Term Loan, matures August 2025	$43,589	$43,287
PIPE Convertible Notes (1)	80,972	77,047
Total debt	124,561	120,334
Less: current portion	—	—
Long-term debt	$124,561	$120,334
Aggregate maturities of long-term debt as of September 30, 2022 are as follows:

September 30, 2022
2022 (remaining three months)	$—
2023	—
2024	—
2025	43,589
2026	80,972
Total	$124,561
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
Subscription Sales — The Company charges a membership fee to customers who sign up for the Company’s Boxed Up program. That fee allows customers to earn cash back on every purchase, access to exclusive discounts, and free shipping over a minimum order amount. The duration of the membership is generally 12 months. Because the Company has the obligation to provide access to its website for the duration of the membership term, the Company recognizes membership fees on a straight-line basis over the life of the membership. The Company’s deferred revenue related to membership fees was $798 and $752 as of September 30, 2022 and December 31, 2021, respectively.
Outbound delivery fees — Outbound delivery fees are included in customer billing and are recorded as revenue as control of the product is transferred to customers upon delivery. Delivery charges to customers were $606 and $342 for the three months ended September 30, 2022 and 2021, respectively, and $1,231 and $1,169 for the nine months ended September 30, 2022 and 2021, respectively. Outbound delivery fees are included in net revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Marketing fees — The Company provides a mix of marketing services to merchants. The Company provides merchants access to its e-commerce platform where merchants display and sell their products to users. The Company also provides advertising services to help merchants promote their products within the Company’s platform. The Company recognizes revenue when a user’s order is processed, and the related order information has been made available to the merchant. Revenue from marketing fees charged to vendors and partners was $318 and $366 for the three months ended September 30, 2022 and 2021, respectively, and $1,093 and $1,110 for the nine months ended September 30, 2022 and 2021, respectively. Marketing fees are included in net revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
For software license, revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, was $923 as of September 30, 2022 for maintenance fees for the remainder of the initial contract term of five years. The Company recognized $1,668 and $180 in implementation and maintenance fees during the first nine months of 2022, respectively, and expects to recognize approximately $240 in maintenance fees, respectively, over the next 12 months.
Contract Assets and Liabilities
The difference in the opening and closing balances of the Company’s contract assets (unbilled receivables) and contract liabilities (deferred revenue) results from the timing differences between the Company’s performance and the customer’s payment. The Company fulfills its obligations under contracts with customers by transferring goods and services in exchange for consideration from the customer. The Company recognizes a contract asset when it transfers products or services to a customer for which the billings occur in a future period. As of September 30, 2022, the Company recognized contract assets (unbilled receivables) related to its software licensing agreement under its Software & Services segment. The Company recognizes a contract liability when consideration is received from customers in advance of revenue recognition as described within the revenue streams above.

	September 30, 2022	December 31, 2021
Contract assets (unbilled receivables)	$10,898	$8,891
Contract liabilities (deferred revenue)	$2,030	$2,020
The unbilled receivables and deferred revenue for the Company’s Software & Services segment are presented net at the contract level. The remaining deferred revenue that is presented separately on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2022 is related to the Company’s Retail segment.
The increase in unbilled receivables as of September 30, 2022 is driven by the recognition of the remaining deferred revenue related to AEON’s implementation, which previously offset a portion of the unbilled receivables. The unbilled receivables balance is attributable to the satisfaction of certain performance obligations for which billings were not yet invoiced as of September 30, 2022, partially offset by an increase in new billings for other certain performance obligations that were not yet satisfied.

Revenue Disaggregation
The Company had total revenue of $41,653 and $49,010 for the three months ended September 30, 2022 and 2021, respectively, and $131,945 and $132,218 for the nine months ended September 30, 2022 and 2021, respectively. The Company manages and reports operating results through two reportable segments defined by its products and services: Retail and Software & Services. The Company’s Retail operations represent the majority of its consolidated total revenues.
The following table summarizes the Company’s net revenue disaggregated by sales channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct Sales(1)	$37,059	$33,616	$116,207	$103,709
Channel Sales(2)	$4,521	$4,570	$13,336	$13,544
Software & Services(3)	$73	$10,824	$2,402	$14,965

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
The Company has applied ASC 740, Income Taxes, and has determined that it has an uncertain position that resulted in a tax reserve of $1,263 for each of the three and nine months ended September 30, 2022 and $1,349 for the three and nine months ended September 30, 2021. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company is subject to U.S. federal and state authority examinations.
11.    LEASES
The Company leases its principal offices in New York, New York and maintains fulfillment centers and office space in various locations throughout the United States under operating leases which expire on various dates through January 2030. In addition, in the third quarter of 2022, the Company entered into a new operating lease for a Boxed Market micro fulfillment center in Elmsford, New York, which expires in 2032.
Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The tables below only considers lease obligations through the committed term as the Company is not reasonably certain to elect the option to extend its leases beyond the option date.
The Company also entered into various finance lease arrangements for fulfillment center equipment. These agreements range from three years to approximately six years.

Supplemental balance sheet information related to operating and finance leases as of September 30, 2022 was as follows:

Leases	Balance Sheet Classification	September 30, 2022
Assets
Operating lease assets	Operating right-of-use assets	$11,269
Finance lease assets	Property and equipment, net	541
Total lease assets		$11,810

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities, current	$2,672
Finance	Other current liabilities	226
Noncurrent:
Operating lease liabilities	Operating lease liabilities, noncurrent	9,005
Finance	Other long-term liabilities	326
Total lease liabilities		$12,229
As of September 30, 2022, for operating leases, the weighted-average remaining lease term is 6.1 years and the weighted-average discount rate is 12.33%. As of September 30, 2022, for finance leases, the weighted-average remaining lease term is 2.6 years, and the weighted-average discount rate is 10.60%.
The components of lease cost for the three and nine months ended September 30, 2022 were as follows:

Lease Cost	Statements of Operations Classification	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Finance lease cost:
Amortization of right-of-use assets	General and administrative expense	$43	$93
Interest on lease liabilities	General and administrative expense	11	18
Total finance lease cost		$54	$111
Operating lease cost	General and administrative expense	1,128	3,304
Variable lease cost	General and administrative expense	283	857
Total lease cost		$1,465	$4,272
For office and fulfillment center leases and leased equipment, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.

The following represents a schedule of maturing lease commitments for operating and finance leases as of September 30, 2022:

	September 30, 2022
	Operating	Finance
Maturity of lease liabilities
2022 (remaining three months)	$1,135	$65
2023	3,359	255
2024	2,193	212
2025	2,235	104
2026	2,185	—
thereafter	6,059	—
Total future minimum lease payments	$17,166	$636
Less: interest	(5,489)	(83)
Present value of lease liabilities	$11,677	$553
Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 under ASC 840 were as follows:

December 31, 2021
2022	$4,478
2023	2,920
2024	1,742
2025	1,769
2026	1,711
thereafter	2,921
Total future minimum lease payments	$15,541
Other supplemental cash flow information for the nine months ended September 30, 2022 was as follows:

September 30, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$3,340
Operating cash used for finance leases	10
Financing cash used for finance leases	54
Total	$3,404
There were $2,384 in right-of-use assets obtained in exchange for new operating lease liabilities during the period. There were no material right-of-use assets obtained in exchange for new finance lease liabilities during the period.
12.    COMMITMENTS AND CONTINGENCIES
Sales or Other Similar Taxes— Based on the location of the Company’s current operations, sales tax is collected and remitted. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is reasonably possible. As of September 30, 2022 and December 31, 2021, the Company estimates that the potential liability is approximately $1,263. All periods have been recorded as an accrued liability. Although it is reasonably possible that a change in this estimate will occur in the near term, the Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the respective state, or decided by a court.

Legal Proceedings— The Company is not currently subject to any legal proceedings or currently aware of any claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position as of September 30, 2022 and December 31, 2021.
On February 8, 2022, a putative stockholder of the Company filed a complaint in the Delaware Chancery Court alleging that he is entitled to a monetary award, including certain attorney’s fees and expenses in connection with a demand he made on the Company regarding the ability of Seven Oaks Class A common stockholders to vote on certain charter amendments in connection with the Business Combination, which closed on December 8, 2021. The parties have submitted motions and briefs on the matter and a hearing was held with the Court on October 19, 2022. The parties are awaiting the Court’s ruling. As of September 30, 2022, no estimate of reasonably possible losses was available due to the early stage of this matter and the uncertainty inherent in litigation and investigations.
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
On December 1, 2021, the Company entered into an addendum to a prior service agreement with Google LLC for access to the Google Cloud Platform. The addendum includes three commitment periods, with the first commitment period beginning on the implementation date and lasting 12 months and the next two commitment periods beginning at the end of the preceding period and lasting 12 months each. The minimum commitments for the first, second, and third commitment periods are $2,000, $4,500, and $8,500, respectively. Any fees the Company incurs in a single commitment period (other than the final commitment period) that in total exceed the minimum commitment for such period will apply towards the Company’s minimum commitment for the following commitment period. As of September 30, 2022, the total remaining commitment, gross of discounts, was approximately $12,740, with a minimum of approximately $4,100 due within the next 12 months.
13.    FORWARD PURCHASE TRANSACTION
As discussed in Note 2, prior to the Closing, on November 28, 2021, Seven Oaks entered into a Forward Purchase Agreement with ACM for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, ACM purchased approximately 6,504,768 shares of Seven Oaks’ Class A common stock in exchange for the Prepayment Amount of $65,062, which was paid out of the funds received by the Company from Seven Oaks’ trust account and was held in a deposit account for the benefit of ACM until the Valuation Date.
The Forward Purchase Agreement could be settled either before or on the Valuation Date, as stipulated by certain terms of the agreement. Included in such terms is the allowance for early termination if the volume weighted average share price (“VWAP”) of the shares falls below $5.00 per share for 20 out of any 30 consecutive trading days (a “VWAP Trigger Event”). Pursuant to these terms, upon a VWAP Trigger Event, ACM may elect to accelerate the Valuation Date to the date of such VWAP Trigger Event. If ACM elects to accelerate the Valuation Date, the Valuation Period would commence, at which point the Forward Purchase Transaction would go through the process of being unwound. For further detail on the terms, refer to the Forward Purchase Agreement, as filed with the SEC on November 30, 2021.

The VWAP Trigger Event occurred on July 6, 2022, giving ACM the right to elect to accelerate the Valuation Date at its option, which it did on August 16, 2022. As a result of ACM’s election, as of August 16, 2022, the Valuation Period commenced, which resulted in an unwinding of the remaining 5,760,114 shares over the respective Valuation Period. The Valuation Period is determined by the daily trading of the shares on the NYSE, whereby the number of shares unwound in any given day during the Valuation Period is equal to 10% of the daily trading volume on each given trading day. The Valuation Period ended on October 24, 2022, which finalized the unwinding of the Forward Purchase Transaction and triggered the final cash settlement payment date. At the end of the Valuation Period, the proceeds due to the Company are approximately equal to the VWAP of the shares unwound during each trading day during the Valuation Period, net of $0.20 per share in fees.
Prior to the VWAP Trigger Event, ACM had sold 744,654 shares, for which the Company received net proceeds of $6,516, after paying related fees to ACM. From August 16, 2022 through September 30, 2022, 4,950,217 of the remaining shares were unwound in accordance with the terms of the agreement, for which the Company has collected $4,365, of which $305 is interest payable to ACM. The Company expects to receive $546 in additional proceeds in connection with the final cash settlement in the fourth quarter of 2022.
At the time of entering into the Forward Purchase Agreement, the Company had determined that the forward option within the Forward Purchase Agreement was (i) a freestanding financial instrument and (ii) a derivative in accordance with ASC 815, Derivatives and Hedging. This derivative, referred to throughout as the “forward purchase option derivative” is recorded as a liability on the Company’s Condensed Consolidated Balance Sheets. The Company has performed fair value measurements for this derivative as of Closing and remeasures the fair value at each reporting period, which is described in Note 15, “Fair Value Measurements.” This derivative will remain on the Company’s Condensed Consolidated Balance Sheets until the remainder of the shares are unwound in the fourth quarter of 2022.
14.    STOCKHOLDERS’ DEFICIT AND STOCK-BASED COMPENSATION
Common Stock and Preferred Stock
Common Stock— As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 600,000,000 shares of common stock at $0.0001 par value per share, respectively. As of September 30, 2022 and December 31, 2021, there was 70,722,973 and 66,647,242 common shares outstanding, respectively. Each share of common stock has the right to one vote per share.
Preferred Stock — As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 60,000,000 shares of preferred stock at $0.0001 par value per share, respectively. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock outstanding.
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
In May 2022, we issued 114,585 of upfront commitment shares of common stock to the investor which had a fair value of $1,000 upon issuance. The $1,000 in commitment costs, along with an additional $703 in other related transaction costs, were recorded in other income (expense), net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
In the second quarter of 2022, the Company sold 3,109,400 shares of common stock to the investor, pursuant to the terms of the Purchase Agreement, for cash proceeds of $6,456. There were no sales in the third quarter of 2022.

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
Of such reserved shares of common stock, as of September 30, 2022, 7,230,393 options and restricted stock units have been granted and are currently outstanding, leaving 2,794,455 shares of common stock remain available for issuance pursuant to the 2021 Plan.
Employee Stock Purchase Plan — In connection with the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which will allow eligible employees to acquire a stock ownership in the Company. A total of 2,004,969 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending on and including January 31, 2031, by an amount equal to the lesser of (a) 1% of the aggregate number of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board. For fiscal year 2022, the Board elected not to increase the initial reserve under the ESPP as it was only adopted in December of 2021. As of September 30, 2022, there have been no issuances under the ESPP.
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
The following is a summary of stock options activity during the nine months ended September 30, 2022:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2021	5,832,519	$3.30	5.62
Granted	2,802,985	1.72	9.83
Exercised	(406,075)	1.92
Forfeited	(344,263)
Outstanding as of September 30, 2022	7,885,166	$2.75	6.40
Vested and expected to vest as of September 30, 2022	7,885,166	$2.75	6.40
Exercisable as of September 30, 2022	4,386,163	$3.13	3.90

Stock-based compensation expense related to stock options was $700 and $2,395 for the three and nine months ended September 30, 2022, respectively. All stock-based compensation expense is recorded within selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of September 30, 2022, total unrecognized compensation costs related to unvested stock options was approximately $5,826, which is expected to be recognized over a weighted-average period of 1.56 years. The total fair value of options vested during the nine months ended September 30, 2022 was $2,549.
Restricted Stock Units — Certain executive officers are eligible for (i) time-based restricted stock units (“RSUs”) and (ii) performance-based RSUs under a three-year long-term incentive program (“LTIP”) through which these individuals will be granted shares of RSUs eligible to vest over a three-year period (the “LTIP period”). For each individual, certain portions of the RSUs granted (i) will vest over time based on continued service over the LTIP period (ii) will vest based on the achievement of certain share price hurdles for the Company’s common stock and (iii) will vest based on the achievement of certain gross profit targets over the LTIP period. Each of these grant types will be subject to the officers’ continuous employment through each vesting date. Further, as part of its overall compensation strategy, the Company grants RSUs to its (i) employees as part of the new-hire process as well as ongoing equity refresh cycles and (ii) non-employee directors in accordance with the Company’s Non-employee Director Compensation Policy.
Time-Based RSUs
Time-based RSUs granted to employees typically vest over a four-year period with 25% of the shares underlying the grant vesting on the first anniversary of the vesting commencement date, with the remaining 75% of the shares vesting quarterly over the remaining twelve quarters, subject to continued service with the Company through each vesting date. Those issued to the Company’s executive officers will vest annually over a three-year LTIP period, subject to the executives’ continued service at each vesting date, as discussed above.
Time-based RSU activity for the nine months ended September 30, 2022 is as follows:

Time-based restricted stock units
Unvested, December 31, 2022	510,000
Granted in nine months ended September 30, 2022	2,472,408
Vested	(152,709)
Forfeited	(50,865)
Unvested September 30, 2022	2,778,834
Stock-based compensation expense for time-based awards will be recognized evenly over (i) the three-year LTIP for those awards issued executive officers and (ii) their respective specified vesting periods for those awards issued to employees and non-employee directors. For time-based RSUs, the stock-based compensation expense was $1,667 and $4,462 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, total unrecognized compensation costs related to unvested time-based RSUs was approximately $14,736 to be recognized over a weighted-average period of 2.57 years.
Share-Price Target RSUs
As of September 30, 2022, 1,445,000 share-price target RSUs have been granted to certain of the Company’s executive officers. Of these awards, 675,000 were granted during the nine months ended September 30, 2022. The share-price target RSUs are subject to vesting based on the achievement of certain share price hurdles over the LTIP period. A valuation to determine the fair values for the share-price target RSUs was performed using a Monte-Carlo Simulation, which includes the probability of reaching the share-price hurdles in determining the fair value of the award. Total stock-based compensation to be recognized for these share-price target RSUs is based on a derived service period, calculated by the model. Total stock-based compensation expense related to these awards recognized for the three and nine months ended September 30, 2022 was $1,767 and $6,901, respectively. As of September 30, 2022, total unrecognized compensation costs related to unvested share-price target RSUs was approximately $1,524, respectively, which is expected to be recognized over a weighted-average period of 2.36 years.

Gross Profit Target RSUs
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

	Fair Value Hierarchy
September 30, 2022	Level 1	Level 2	Level 3
Financial assets:
Cash and certain cash equivalents	$20,955	$—	$—
Money market funds	3,133	—	—
Commercial paper	7,983	—	—
Restricted cash	3,302	—	—
Short-term marketable securities	3,988	—	—
Total financial assets	$39,361	$—	$—
Financial liabilities:
Forward purchase option derivative	$—	$—	$7,555
Earnout liability	—	—	2,067
Public Warrants	1,164	—	—
Private Warrants	—	503	—
Total financial liabilities:	$1,164	$503	$9,622

December 31, 2021	Level 1	Level 2	Level 3
Financial assets:
Cash & cash equivalents	$105,027	$—	$—
Restricted cash	2,768	—	—
Total financial assets	$107,795	$—	$—
Financial liabilities:
Forward purchase option derivative	$—	$—	$4,203
Earnout liability	—	—	27,134
Public Warrants	15,396	—	—
Private Warrants	—	6,649	—
Total financial liabilities	$15,396	$6,649	$31,337

Level 3 Rollforward	Forward purchase option derivative	Earnout liability
Beginning balances	$4,203	$27,134
Additions	—	—
Changes in fair value	48,496	(25,067)
Settlement of liability	(45,144)	—
Ending balances	$7,555	$2,067
The Company’s Level 3 financial liabilities include the forward purchase option derivative and earnout liability, which is comprised of (i) the contingent consideration related to the Boxed Market acquisition (See Note 1) and (ii) the Sponsor Earnout Shares (See Note 2). The fair value of each instrument was estimated using a Monte-Carlo Simulation. The Company measures the fair value at each reporting period, with subsequent revisions to be recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Refer to Application of Critical Accounting Policies and Estimates within the Company’s Annual Report on Form 10-K for further detail on the valuations.

There were no transfers between levels during the reporting periods. All significant Level 3 fair value hierarchy were recorded during the periods ended September 30, 2022 and December 31, 2021.
16.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(26,375)	$(5,929)	$(94,403)	$(30,301)
Less: accretion adjustment	—	(707)	—	(2,039)
Less: earnings allocated to participating securities	—	—	—	—
Net loss attributable to common shareholders	$(26,375)	$(5,222)	$(94,403)	$(28,262)
Less: undistributed earnings allocated to participating securities	—	—	—	—
Denominator
Weighted-average shares–basic and diluted	70,563,420	9,504,786	68,232,698	9,454,261
Net loss per common share–basic and diluted	$(0.37)	$(0.55)	$(1.38)	$(2.99)
Historically, including for the three and nine months ended September 30, 2021, the Company used the two-class method to compute basic and diluted earnings per common share. In periods of net loss, no effect is given to the Company’s participating securities as they do not contractually participate in the losses of the Company. As all of the Company's convertible preferred stock converted to common stock immediately prior to the Closing, the Company is no longer required to present its net loss per share in conformity with the two-class method as it no longer has participating securities.
The following securities were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive:

	As of September 30,
	2022	2021
Series preferred stock, outstanding	—	41,289,914
Common stock warrants, outstanding	—	35,719
Preferred stock warrants, outstanding	—	1,309,466
Common stock options, outstanding	7,885,166	5,335,394
PIPE Convertible Notes, if-converted (1)	7,266,667	—
Restricted stock units, outstanding	4,223,834	—
Private Warrants, outstanding	12,936,678	—
Public Warrants, outstanding	5,587,500	—
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
As of September 30, 2022, the Company identified AEON as its only remaining related party. The following discussion includes related party transactions with AEON as well as prior year period related party transactions for the previously identified related parties related to holders of Series C-1 and Series D-1 preferred stock.
AEON
On February 12, 2021, the Company entered into an agreement with AEON Integrated Business Services Co., Ltd., a wholly-owned subsidiary of AEON Co., Ltd. (“AEON”), a Series D-1 shareholder, to license its e-commerce platform through a software licensing arrangement. The objective of the agreement is for the Company to design, develop and support the e-commerce platform customized for the digital marketplace operations of AEON and AEON affiliates. The services provided include implementation services, license of the e-commerce software platform, training, and maintenance and support. The Company has been engaged to provide services to AEON and AEON Malaysia, and as of September 30, 2022, AEON Vietnam. The total transaction price for the contract includes fixed and variable consideration. Based on the Company’s estimates of the standalone selling prices of the performance obligations identified in the AEON Malaysia contract, the Company has allocated $7,300 to implementation services specific to AEON, $4,500 to the implementation services specific to AEON Malaysia, and $20 per month to software maintenance services with respect to the licensed software for AEON Malaysia. The transaction price attributable to the software license to AEON Malaysia is variable and consists of sales and usage-based royalties. See Note 9, “Revenue Recognition,” for further details surrounding the revenue recognition policy and remaining performance obligations. As of September 30, 2022, the Company has not yet recognized revenue for AEON Vietnam. Tsukasa Ojima, a director of Boxed, is affiliated with AEON.
Holders of Series C-1 and Series D-1 preferred stock
For the three and nine months ended September 30, 2021, the majority holder of the Series C-1 class of preferred stock was a vendor from whom the Company purchases inventory. The collective shareholders of the Series C-1 class of preferred stock had the right to elect one director to the Board of Directors and the elected director was an employee of this vendor. In connection with the inventory purchases, the Company receives various volume rebates and incentives to continue doing business. Total inventory purchases for the three and nine months ended September 30, 2021 were approximately $2,994 and $9,591, respectively. Total volume rebates and incentives for the three and nine months ended September 30, 2021 were approximately $11 and $214, respectively.
For the three and nine months ended September 30, 2021, a holder of the Series D-1 class of preferred stock was a vendor from whom the Company purchases inventory. The collective shareholders of the Series D-1 class of preferred stock had the right to elect two directors to the Board of Directors. The directors elected by the collective Series D-1 shareholders were not employees of this vendor. In connection with the inventory purchases, the Company receives various volume rebates and incentives to continue doing business. For the three and nine months ended September 30, 2021, total inventory purchases were $440 and $1,377, respectively. For the three and nine months ended September 30, 2021, total dunnage purchases were $658 and $1,820, respectively. Volume rebates and incentives received for the three and nine months ended September 30, 2021 were $1 and $6, respectively.

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
Information about Reported Segment Profit or Loss

	Retail	Software & Services	Total
For the Three Months Ended September 30, 2022
Grocery net revenue	$29,645	$—	$29,645
Home & Household net revenue	10,554	—	10,554
Other net revenue (1)	1,381	—	1,381
Software & Services net revenue	—	73	73
Total net revenue	$41,580	$73	$41,653
Operating income (loss)	$(20,681)	$(912)	$(21,593)
For the Three Months Ended September 30, 2021
Grocery net revenue	$24,496	$—	$24,496
Home & Household net revenue	12,629	—	12,629
Other net revenue (1)	1,061	—	1,061
Software & Services net revenue	—	10,824	10,824
Total net revenue	$38,186	$10,824	$49,010
Operating income (loss)	$(14,864)	$9,496	$(5,368)

	Retail	Software & Services	Total
For the Nine Months Ended September 30, 2022
Grocery net revenue	$90,217	$—	$90,217
Home & Household net revenue	35,627	—	35,627
Other net revenue (1)	3,699	—	3,699
Software & Services net revenue	—	2,402	2,402
Total net revenue	$129,543	$2,402	$131,945
Operating income (loss)	$(78,346)	$(350)	$(78,696)
For the Nine Months Ended September 30, 2021
Grocery net revenue	$72,908	$—	$72,908
Home & Household net revenue	40,875	—	40,875
Other net revenue (1)	3,470	—	3,470
Software & Services net revenue	—	14,965	14,965
Total net revenue	$117,253	$14,965	$132,218
Operating income (loss)	$(42,619)	$11,809	$(30,810)
(1) Includes revenues related to our subscription services program, advertising and marketing fees, and third-party marketplace service fees.

19.    SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transaction occurring through the filing date of this Quarterly Report require adjustments to or disclosures in the Company’s Condensed Consolidated Financial Statements. Aside from the items discussed below, the Company did not have any subsequent events that required recognition or disclosure in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022.
1.On October 13, 2022, the Company received written notice from the NYSE that it is not in compliance with Rule 802.1C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. The Company can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period the Company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. The notice does not result in the immediate delisting of the Company’s common stock from the NYSE, which will continue to be listed and trade on the NYSE during this period, subject to the Company’s compliance with other NYSE continued listing standards. The Company notified the NYSE that it intends to cure the deficiency and to return to compliance with the NYSE continued listing requirements.

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
Overview
Boxed is a commerce technology company specializing as both an e-commerce retailer and e-commerce enabler. We operate an e-commerce Retail service that provides bulk pantry consumables to businesses and household customers. This service is powered by our own purpose-built storefront, marketplace, analytics, fulfillment, advertising, and robotics technologies. We further enable e-commerce through our Software & Services business (which we have branded as “Spresso”), which offers customers in need of an enterprise-level e-commerce platform access to our end-to-end technology. Included in our Retail segment is revenue generated through our expanding on-demand grocery delivery business, now known as Boxed Market, which began in December 2021 when we purchased substantially all of the assets and operations of MaxDelivery, LLC.
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
Since our inception, we have been engaged in developing and expanding our Retail and Spresso businesses. We have incurred net operating losses and have generated negative cash flows from operations in each year since our inception. For the nine months ended September 30, 2022, we had a net loss and negative cash flows from operations of $94.4 million and $77.9 million, respectively. Since our inception, beyond sales of our product and services, we have funded our operations primarily with proceeds from the issuance of stock and borrowings, including under our term loans and revolving credit facilities, as well as through the consummation of the Business Combination.
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
As a result of becoming a public company, we have hired, and will continue to need to hire, additional staff, and will continue to implement processes and procedures to address public company regulatory requirements and customary practices. We incurred and expect to continue to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, registration and filing fees, director fees and additional internal and external accounting, auditor, legal and administrative resources and fees.
Recent Developments
On October 13, 2022, we received written notice from the NYSE that we are not in compliance with Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. We can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period the Company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. The notice does not result in the immediate delisting of our common stock from the NYSE, which will continue to be listed and trade on the NYSE during this period, subject to our compliance with other NYSE continued listing standards. We notified the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements. For additional information, see “Risk Factors – An active, liquid trading market for our securities may not be sustained.”

Factors Affecting our Performance
We believe that our performance and future success depend on many factors. While we believe that each of these factors present significant opportunities for our business, each factor also poses risks and challenges that we must successfully address in order to sustain our growth and continue to improve our results of operations.
COVID-19. During 2020, the COVID-19 pandemic had a mixed impact on our results of operations. Throughout the pandemic our fulfillment centers largely remained open as they were deemed as “essential businesses” in our locations. While we experienced increased demand from B2C customers, as many individuals adopted online shopping during the pandemic, that increase was offset by a decline in demand from our B2B customers, as many businesses reverted to work-from-home environments. The result of these two counteracting trends was slight growth in 2020 sales compared to 2019. Further, during 2020, we experienced a significant increase in organic new customer traffic to our web properties as a result of COVID-19. This rapid and variable surge in traffic put significant stress on our supply chain, with industry-wide inventory supply shortages limiting our ability to provide the products in demand from our customers. As such, during this period, we significantly reduced our growth-related investments (i.e. promotional spend and advertising expense) and temporarily shut down service to certain new customers in specific states. While industry-wide demand for e-commerce services remains elevated compared to pre-pandemic levels, the surge in organic new customer traffic we experienced in 2020 did not persist at the same levels in 2021 or to date in 2022, and we began to meaningfully increase our investments in advertising expense and promotional spend in order to drive additional demand. In addition, the waves of COVID-19 virus variants, including the proliferation of the Delta and Omicron variants, further delayed the return-to-office plans of many of our B2B customers in 2021, which yielded a slower recovery from our B2B customers than originally anticipated throughout 2021. While we remain optimistic on the recovery of B2B, the demand from our B2B customers may not fully recover to the levels that existed during 2019. These changes could adversely affect our business, financial condition, and results of operations.
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
Inflation and the macroeconomic environment. We believe that the combination of inflation and the broader macroeconomic environment, including supply chain disruptions from the COVID-19 pandemic, tight labor markets, pricing volatility, shipping cost volatility, rising interest rates, may put downward pressure on our net revenues and gross profit. In addition, rapid and significant changes in the price of our merchandise may negatively affect our profit margins if we are unable to mitigate any inflationary increases through various pricing actions and cost reduction initiatives. Finally, consumer preferences associated with shopping in-store versus online continue to evolve, and shifts toward in-store purchases due to cost savings or other consumer preference changes could adversely affect our business, financial condition and results of operations. See COVID-19 for a further discussion of the impact of the COVID-19 pandemic on our performance.
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
Effective sourcing and distribution of products. Our net revenues and gross profit are affected by our ability to purchase our products in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of net revenues could be adversely affected in the event of constraints in our supply chain, including our inability to procure and stock sufficient quantities of some merchandise in a manner that is able to match market demand from our customers, leading to lost sales. We have, from time to time, experienced inventory allocations or shipping delays from our vendors which have resulted in lost sales due to out-of-stocks. Further, our ability to successfully source products also relies on our ability to maintain attractive credit and invoicing terms, which may be impacted in the future if vendors believe our credit and risk profile has been adversely impacted.
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
This table sets forth our key performance indicators for the three months ended September 30, 2022 and 2021. Figures disclosed for Retail Active Customers and Retail AOV reflect Retail segment metrics only, and do not aggregate metrics from Software & Services (or “Spresso”) customers who are leveraging our software or technology for their own retail operations.

	Three Months Ended September 30,
	2022	2021
Retail Active Customers (in thousands)	124	157
Retail AOV (in whole dollars)	$150	$123
RPAC (in whole dollars)	$336	$243
GMV (in millions)	$49.0	$45.2
Retail Active Customers
We define active customers as the distinct number of customers in our Retail segment who placed at least one order in the referenced respective time-period (“Retail Active Customers”). The change in Retail Active Customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the time period. We view the number of Retail Active Customers as a key indicator of our performance, which is influenced by the level of investment in advertising expense, the number of new customers acquired during a given time period, as well as the churn of previous Retail Active Customers.
The decrease in our Retail Active Customers when comparing the three months ended September 30, 2022 to the three months ended September 30, 2021 was primarily due to a decrease in marketing investment and an associated decline in the number of new customers acquired during the more recent period compared to the prior period. The decrease in marketing investment was executed as part of a strategic update in order to reduce cash burn and reallocate investment into our B2B customer base and Software & Services segment.
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
Total Retail AOV increased when comparing the three months ended September 30, 2022 to the three months ended September 30, 2021 as the result of (i) an increasing percentage of orders from our B2B customers who have, on average, significantly higher Retail AOVs than our B2C customers, (ii) ongoing pricing optimizations and price inflation, and (iii) adjustments to the user experience designed to help drive Retail AOV increases across both our new and repeat customers.
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
RPAC increased by $93, or 38.4%, when comparing the three months ended September 30, 2022 to the three months ended September 30, 2021 as the result of (i) an increasing mix of orders from B2B customers who have, on average, significantly higher spend per customer than our B2C customers and (ii) a combination of higher Retail AOV and higher order frequency within both our B2C and B2B customer bases.
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
GMV increased by $3.8 million, or 8.3%, in the three months ended September 30, 2022 compared to the three months period September 30, 2021. The increase was largely attributable to strong B2B customer demand, combined with an increase in GMV from the Boxed Market customer base.
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
The following tables presents our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net revenue:
Retail	$41,580	$38,186	$129,543	$117,253
Software & Services	73	10,824	2,402	14,965
Total net revenue	41,653	49,010	131,945	132,218
Cost of sales:
Retail	(36,633)	(35,565)	(117,003)	(107,707)
Software & Services	(297)	(780)	(1,256)	(1,798)
Cost of sales	(36,930)	(36,345)	(118,259)	(109,505)
Gross profit	4,723	12,665	13,686	22,713
Advertising expense	(2,359)	(5,174)	(22,145)	(14,618)
Selling, general, and administrative expense	(23,957)	(12,859)	(70,237)	(38,905)
Loss from operations	(21,593)	(5,368)	(78,696)	(30,810)
Other income (expense), net	(4,782)	(561)	(15,707)	509
Loss before income taxes	(26,375)	(5,929)	(94,403)	(30,301)
Income taxes	—	—	—	—
Net loss	$(26,375)	$(5,929)	$(94,403)	$(30,301)
Comparison of Three Months Ended September 30, 2022 and 2021
Net Revenue

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Net revenue:
Retail	$41,580	$38,186	$3,394	8.9%
Software & Services	73	10,824	(10,751)	(99.3)%
Total net revenue	$41,653	$49,010	$(7,357)	(15.0)%
Total net revenue for the three months ended September 30, 2022 decreased by $7.4 million, or 15.0%, to $41.7 million as compared to $49.0 million for three months ended September 30, 2021. The total $7.4 million decrease was attributable to an increase of $3.4 million in Retail revenue, more than offset by a decrease in Software & Services revenue of $10.8 million.
The $3.4 million increase in Retail net revenue was primarily driven by a $3.5 million increase in merchandise sales generated through our e-commerce platform, partially offset by a $0.4 million increase in mark-downs (including refunds, promotions, and price discounts) during the period. This increase in merchandising sales primarily resulted from significant growth in RPAC in the three months ended September 30, 2022 compared to the three months ended September 30, 2021; as businesses have begun to return to in-person office environments, there has been an increase in demand from our B2B customers, who historically order at a higher frequency and in larger order quantities than our B2C customers. This trend compared favorably to lower demand experienced during the prior year period due to the impacts of COVID-19 and a corresponding increase in work-from-home environments. Retail net revenue also benefited from the inclusion of Boxed Market revenue in the three months ended September 30, 2022, which is not included in the comparable prior year period.

Software & Services net revenue decreased by $10.8 million for the three months ended September 30, 2022. Net revenue was higher in the three months ended September 30, 2021 as we recognized (i) implementation services revenue related to the AEON licensing agreement in accordance with the work performed and (ii) significant up-front platform usage fees associated with the delivery of the software platform to AEON Malaysia in accordance with the contract terms.
On September 30, 2022, we entered into a new statement of work associated with the AEON licensing agreement related to expansion into Vietnam, which we expect will generate implementation and license revenue in near-term future periods. Revenue within the Software & Services segment continues to remain variable from quarter to quarter as revenue recognition is sensitive to the timing of the deployment of enterprise contracts and the ongoing implementation services work performed.
Cost of Sales and Gross Profit

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Cost of sales:
Retail	$(36,633)	$(35,565)	$(1,068)	3.0%
Software & Services	(297)	(780)	483	(62.0)%
Total cost of sales	$(36,930)	$(36,345)	$(585)	1.6%
Gross profit:
Retail	$4,947	$2,621	$2,326	88.8%
Software & Services	(224)	10,044	(10,268)	(102.2)%
Total gross profit	$4,723	$12,665	$(7,942)	(62.7)%
Gross margin:
Retail	11.9%	6.9%
Software & Services	(309.2)%	92.8%
Total gross margin	11.3%	25.8%
Cost of sales for our Retail segment increased by $1.1 million, or 3.0%, to $36.6 million for the three months ended September 30, 2022 as compared to $35.6 million for the three months ended September 30, 2021. The increase in cost of sales is primarily driven by a $2.1 million increase in product costs as we experienced a higher volume of sales and vendors passed on ongoing cost inflation. Also contributing to this increase is the addition of $0.3 million in wages attributable to delivery fulfillment services provided to our Boxed Market customers and a $0.2 million reduction in vendor discounts and rebates. The increase in Retail cost of sales is partially offset by a decrease of $1.6 million in shipping and freight costs as we (i) benefited from our new contract terms and renewed alliance with FedEx, which was executed in May 2022, and (ii) saw Retail segment revenue mix shift toward areas with lower shipping costs (i.e. B2B customers).
Retail gross profit as a percentage of Retail net revenue (Retail gross margin) increased to 11.9% for the three months ended September 30, 2022 from 6.9% for the three months ended September 30, 2021. The increase in Retail gross margin was primarily a result of (i) ongoing pricing optimizations by leveraging our Spresso technology platform, which helped combat cost inflation, (ii) packaging cost savings, and (iii) shipping cost savings resulting from our renewed alliance with FedEx, as discussed above.
Cost of sales for our Software & Services segment decreased by $0.5 million to $0.3 million for the three months ended September 30, 2022 as compared to $0.8 million for the three months ended September 30, 2021. The decrease in cost of sales is the result of a decrease in wages incurred related to hours spent on implementation and maintenance services for our Software & Services segment. However, we are still incurring costs for maintenance services during the third quarter of 2022 given the significant and strategic nature of the AEON partnership, for which we continue to provide meaningful ongoing support.

Total gross profit decreased by $7.9 million, or 62.7%, to $4.7 million for the three months ended September 30, 2022 compared to $12.7 million for the three months ended September 30, 2021 primarily due to higher Retail gross profit, which was more than offset by a decrease in Software & Services gross profit associated with the timing of certain contractual software deployments and related revenue recognition. Total gross margin decreased to 11.3% for the three months ended September 30, 2022 compared to 25.8% for the three months ended September 30, 2021, primarily resulting from the decrease in Software & Services revenue, as described above. The gross margin for Software & Services in the third quarter of 2022 is not indicative of overall historical trends. As noted above, we expect the new statement of work associated with the expansion of the AEON licensing agreement into Vietnam will have near-term gross margin improvements as we begin to recognize license and implementation revenue.
Advertising Expense

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Advertising expense	$(2,359)	$(5,174)	$2,815	(54.4)%
Percentage of net revenue	5.7%	13.6%
Advertising expense for the three months ended September 30, 2022 decreased by $2.8 million to $2.4 million as compared to $5.2 million for the three months ended September 30, 2021. The decrease was primarily driven by a decrease in advertising media costs as part of a strategic plan to reduce ongoing cash burn and reallocate investment into growth of our B2B customer base and Software & Services segment.
Selling, General and Administrative Expense

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Selling, general and administrative expense	$(23,957)	$(12,859)	$(11,098)	86.3%
Percentage of net revenue	57.6%	33.7%
Selling, general and administrative expense for the three months ended September 30, 2022 increased by $11.1 million to $24.0 million as compared to $12.9 million for the three months ended September 30, 2021 primarily due to a $3.8 million increase in stock-based compensation, a $3.3 million increase in salary and compensation costs (impacted by wage inflation and headcount growth), and a combined $2.5 million increase in third-party software and insurance costs. These increased costs are due to our overall growth and expansion initiatives as well as costs incurred as a newly public company, which were not incurred during the comparable prior period. The increase in stock-based compensation is primarily driven by upfront recognition of expense associated with new executive employment agreements, which were executed with the management team as part of our public company process.
Operating Income (Loss)

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Operating income (loss):
Retail	$(20,681)	$(14,864)	$(5,817)	39.1%
Software & Services	(912)	9,496	(10,408)	(109.6)%
Total operating income (loss)	$(21,593)	$(5,368)	$(16,225)	302.3%
Percentage of net revenue
Retail	(49.7)%	(38.9)%
Software & Services	(1258.3)%	87.7%
Total operating loss for the three months ended September 30, 2022 increased by $16.2 million to $21.6 million as compared to $5.4 million for the three months ended September 30, 2021. The total $16.2 million increase was attributable to increases in our operating loss of $5.8 million and $10.4 million in our Retail and Software & Services segments, respectively.

The increase in operating loss of $5.8 million in our Retail segment was driven by an increase in Retail gross profit and a decrease in advertising expense, which was more than offset by an increase in selling, general and administrative costs. The factors contributing to our (i) increases in Retail gross profit and selling, general and administrative costs and (ii) decrease in advertising expense are discussed above.
The operating loss of $10.4 million for our Software & Services segment was primarily driven by a reduction in net revenue in the segment, as we did not recognize any implementation service or up-front license fee revenue for the three months ended September 30, 2022, which were recognized in the comparable prior reporting period.
Other Income (Expense), Net

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$(4,782)	$(561)	$(4,221)	753.0%
Percentage of net revenue	(11.5)%	(1.5)%
Other expense increased by $4.2 million to $4.8 million for the three months ended September 30, 2022 compared to $0.6 million for the three months ended September 30, 2021. The $4.8 million of other expense for the third quarter of 2022 was primarily attributable to $4.5 million of interest expense related to our New Term Loan and PIPE Convertible Notes, as well as interest paid to ACM related to the Forward Purchase Transaction. Also contributing to this increase in other expense is a $3.6 million increase in the fair value of the forward purchase option derivative liability (which was partially unwound as of September 30, 2022), offset by a combined $3.8 million decrease in the fair value of our earnout liability and SPAC warrant liabilities. The $0.6 million of other expense for the third quarter of 2021 was driven by interest expense incurred related to our New Term Loan, partially offset by the fair value adjustments of our then outstanding common stock warrants and preferred stock warrants.
Comparison of Nine Months Ended September 30, 2022 and 2021
Net Revenue

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Net revenue:
Retail	$129,543	$117,253	$12,290	10.5%
Software & Services	2,402	14,965	(12,563)	(83.9)%
Total net revenue	$131,945	$132,218	$(273)	(0.2)%
Total net revenue for the nine months ended September 30, 2022 remained relatively flat at $131.9 million compared to the nine months ended September 30, 2021, driven by an increase of $12.3 million in Retail revenue, more than offset by a decrease in Software & Services revenue of $12.6 million.
The $12.3 million increase in Retail net revenue was primarily driven by a $14.6 million increase in merchandise sales generated through our e-commerce platform, partially offset by a $2.4 million increase in mark-downs (including refunds, promotions, and price discounts) during the period. This increase in merchandising sales primarily resulted from growth in demand from B2B customers in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021; as businesses have begun to return to in-person office environments, there has been an increase in demand from our B2B customers, who have begun to order at a higher frequency and in larger order quantities. This trend compared favorably to lower demand experienced during the prior year period due to the impacts of COVID-19 and a corresponding increase in work-from-home environments.
The decrease in Software & Services net revenue of $12.6 million for the nine months ended September 30, 2022 was primarily the result of a comparable year-over-year decline in implementation services and up-front license fee revenue related to the AEON licensing agreement. On September 30, 2022, we entered into a new statement of work associated with the AEON licensing agreement related to expansion into Vietnam, which we expect will generate implementation and license revenue in near-term future periods.

Cost of Sales and Gross Profit

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Cost of sales:
Retail	$(117,003)	$(107,707)	$(9,296)	8.6%
Software & Services	(1,256)	(1,798)	542	(30.2)%
Total cost of sales	$(118,260)	$(109,505)	$(8,754)	8.0%
Gross profit:
Retail	$12,539	$9,546	$2,993	31.4%
Software & Services	1,146	13,167	(12,021)	(91.3)%
Total gross profit	$13,686	$22,713	$(9,028)	(39.7)%
Gross margin:
Retail	9.7%	8.1%
Software & Services	47.7%	88.0%
Total gross margin	10.4%	17.2%
Cost of sales for our Retail segment increased by $9.3 million, or 8.6%, to $117.0 million for the nine months ended September 30, 2022 as compared to $107.7 million for the nine months ended September 30, 2021. The increase in cost of sales is primarily driven by a $8.1 million increase in in product costs as we experienced a higher volume of sales and vendors passed on ongoing cost inflation. Also contributing to this increase is $1.2 million in wages attributable to delivery fulfillment services provided to our Boxed Market customers as well as a $0.6 million increase in credit card processing fees. The increase in Retail cost of sales is partially offset by a decrease of $1.7 million in shipping and freight costs as a result of our renewed alliance with FedEx, which resulted in shipping cost savings beginning in May 2022.
Retail gross profit as a percentage of Retail net revenue (Retail gross margin) increased to 9.7% for the nine months ended September 30, 2022, compared to 8.1% for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 compared to the prior year period, we saw improvements in product and shipping costs as a percentage of Retail net revenue, which were partially offset by a decline in vendor discounts and rebate allowances.
Cost of sales for our Software & Services segment decreased by $0.5 million to $1.3 million for the nine months ended September 30, 2022 as compared to $1.8 million for the nine months ended September 30, 2021. The decrease in cost of sales is the result of a decrease in wages incurred related to hours spent on implementation and maintenance services for our Software & Services segment. However, we are still incurring costs for maintenance services given the significant and strategic nature of the AEON partnership, for which we continue to provide meaningful ongoing support.
Total gross profit decreased by $9.0 million, or 39.7%, to $13.7 million for the nine months ended September 30, 2022 compared to $22.7 million for the nine months ended September 30, 2021. The decrease in total gross profit is primarily due to higher Retail gross profit, driven by an increase in sales volume, which was more than offset by a decrease in Services & Services gross profit due to a decline in net revenue, as discussed above. Total gross margin decreased to 10.4% for the nine months ended September 30, 2022 compared to 17.2% for the nine months ended September 30, 2021, primarily resulting from the decrease in net revenue from our Software & Services segment, which is historically a higher margin business segment and typically has an outsized impact on our overall gross margin.
As noted above, we expect the new statement of work associated with the expansion of the AEON licensing agreement into Vietnam will have near-term gross margin improvements as we begin to recognize license and implementation revenue.

Advertising Expense

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Advertising expense	$(22,145)	$(14,618)	$(7,527)	51.5%
Percentage of net revenue	16.8%	11.1%
Advertising expense for the nine months ended September 30, 2022 increased by $7.5 million to $22.1 million as compared to $14.6 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase in advertising media costs used to acquire and retain customers, including costs for television and advertising commercial content. This spend was reduced in the third quarter of 2022, as discussed above.
Selling, General and Administrative Expense

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Selling, general and administrative expense	$(70,237)	$(38,905)	$(31,332)	80.5%
Percentage of net revenue	53.2%	29.4%
Selling, general and administrative expense for the nine months ended September 30, 2022 increased by $31.3 million to $70.2 million as compared to $38.9 million for the nine months ended September 30, 2021 primarily due to a $12.5 million increase in stock-based compensation, a $8.6 million increase in salary and compensation costs, and a combined $7.3 million increase in legal fees and third-party consulting, insurance, and software costs. These increased costs are due to our overall growth and expansion initiatives as well as costs incurred as a newly public company. The increase in stock-based compensation was primarily driven by upfront recognition of expense associated with new executive employment agreements, which were executed with the management team as part of our public company process.
Operating Income (Loss)

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Operating income (loss):
Retail	$(78,346)	$(42,619)	$(35,727)	83.8%
Software & Services	(350)	11,809	(12,159)	(103.0)%
Total operating income (loss)	$(78,696)	$(30,810)	$(47,886)	155.4%
Percentage of net revenue
Retail	(60.5)%	(36.3)%
Software & Services	(14.6)%	78.9%
Total operating loss for the nine months ended September 30, 2022 increased by $47.9 million to $78.7 million as compared to $30.8 million for the nine months ended September 30, 2021. The total $47.9 million increase was attributable to increases in operating losses in our Retail and Software & Services segments of $35.7 million and $12.2 million, respectively.
The increase in operating loss of $35.7 million in our Retail segment was primarily driven by increases in advertising expense and selling, general and administrative costs, which were partially offset by an increase in Retail gross profit. The factors contributing to our increases in Retail gross profit, advertising expense, and selling, general and administrative costs are discussed above.
The increase in operating loss of $12.2 million for our Software & Services segment was driven by a decrease in net revenue in the segment, resulting from a reduction in implementation service fees and up-front license fees related to the AEON licensing agreement.

Other Income (Expense), Net

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$(15,707)	$509	$(16,216)	(3186.8)%
Percentage of net revenue	(12.1)%	0.4%
Other expense increased by $16.2 million to $15.7 million for the nine months ended September 30, 2022 compared to $0.5 million of other income for the nine months ended September 30, 2021. The $15.7 million of other expense for the nine months ended September 30, 2022 was primarily attributable to the $48.5 million increase in the fair value of the forward purchase option derivative liability (which was partially unwound as of September 30, 2022), offset by a combined $45.4 million decrease in the fair value of our earnout liability and SPAC warrant liabilities. In addition, we incurred interest expense of $10.6 million related to (i) our New Term Loan and PIPE Convertible Notes, as well as interest paid to ACM related to the Forward Purchase Transaction and (ii) $1.7 million in transaction costs related to the Common Stock Purchase Agreement. The $0.5 million of other income was primarily driven by the fair value adjustments related to our common and preferred stock warrants, partially offset by interest expense incurred related to our New Term Loan.
Non-U.S. GAAP Financial Measures
We utilize Adjusted EBITDA, a non-GAAP financial measure, to budget, make operating and strategic decisions and evaluate our performance, and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional insight and transparency on how we evaluate our business. We calculate Adjusted EBITDA as GAAP net loss adjusted for interest income (expense), taxes, depreciation and amortization, stock-based compensation, other costs associated with the Business Combination and other debt and equity financing transactions, gains (losses) attributable to the change in fair value of our warrants and derivatives, and other income (expense) outside of the fair value adjustments. Adjusted EBITDA is supplemental to our operating performance measures calculated in accordance with GAAP and has important limitations. For example, Adjusted EBITDA excludes the impact of certain costs required to be recorded under GAAP and could differ substantially from similarly titled measures presented by other companies in our industry or companies in other industries. Accordingly, this measure should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
The following table presents a reconciliation of our Adjusted EBITDA to our GAAP net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(26,375)	$(5,929)	$(94,403)	$(30,301)
Adjusted to exclude the following:
Depreciation and amortization	1,078	1,102	3,286	3,566
Change in fair value of warrants and derivative instruments (1)(2)	(167)	(452)	3,052	(1,821)
Interest expense	4,425	770	10,511	988
Other expense	98	243	41	324
Stock-based compensation	4,134	360	13,758	1,214
Other costs (3)	426	931	2,757	3,842
Adjusted EBITDA	$(16,381)	$(2,975)	$(60,998)	$(22,188)
(1) Included in the change in fair value of warrants and derivative instruments for the three months ended September 30, 2022 is an increase to other expense of $3.6 million from the increase in fair value of the forward purchase option derivative liability (which was partially unwound as of September 30, 2022), offset by a combined increase to other income of $3.8 million from the decrease in fair value of our earnout liability and SPAC warrant liabilities. Included in the change in fair value of warrants for the three months ended September 30, 2021 is the changes in fair values of our historical common and preferred stock warrants.

(2) Included in the change in fair value of warrants and derivative instruments for the nine months ended September 30, 2022 is an increase to other expense of $48.5 million from the increase in fair value of the forward purchase option derivative liability (which was partially unwound as of September 30, 2022), offset by a combined increase to other income of $45.4 million from the decrease in fair value of our earnout liability and SPAC warrant liabilities. Included in the change in fair value of warrants for the nine months ended September 30, 2021 is the changes in fair values of our historical common and preferred stock warrants.
(3) Other costs primarily represent consulting and advisory costs with respect to the Business Combination and other equity and debt financing transactions. Also included within the three and nine months ended September 30, 2022 are costs associated with the litigation discussed in Part II, Item 1, “Legal Proceedings.”
The decrease in Adjusted EBITDA for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to an increase in net loss related to a decrease in gross profit and increase in and selling, general and administrative expense, partially offset by a decrease in advertising expense. The increase in net loss is also offset by increases in (i) changes in fair value of our warrants and derivative instruments, (ii) interest expense, and (iii) stock-based compensation, all of which are part of the reconciling items.
The decrease in Adjusted EBITDA for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to an increase in net loss related to a decrease in gross profit and increases in advertising expense and selling, general and administrative expense, offset by increases in (i) changes in fair value of our warrants and derivative instruments, (ii) interest expense, and (iii) stock-based compensation, all of which are part of the reconciling items.
Liquidity and Capital Resources
Overview and Funding Requirements
As of September 30, 2022, we had a total cash balance plus marketable securities of $39.4 million, including restricted cash of $3.3 million and $4.0 million in short-term marketable securities, and an accumulated deficit. Notwithstanding the foregoing, our net loss and net cash used in operating activities amounted to $94.4 million and $77.9 million, respectively, for the nine months ended September 30, 2022. We plan to address our operating cash flow requirements primarily through additional outside capital, which we are dependent on to execute our strategy of investing in growth at the expense of short-term profits. As a result, we have incurred significant losses and net cash outflows from operating activities since our inception and expect to incur such losses and remain dependent on outside capital for the foreseeable future until such time that we can realize our growth strategy by generating profits and reducing our reliance on outside capital. Given the inherent uncertainties associated with executing our growth strategy, we can provide no assurance that we will be able to obtain sufficient outside capital, that additional outside capital will be available on terms acceptable to us, or that we will generate sufficient cash from operations to fund our obligations as they become due over the next twelve months.
We expect to finance our operations primarily through cash flows from operations and additional debt and equity financing. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, if needed, it may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.
In August 2021 we entered into the New Term Loan for principal of $45.0 million, as discussed below. The New Term Loan contains a certain number of financial covenants, which requires us to (i) maintain a minimum unrestricted cash balance of $15.0 million, (ii) maintain minimum net Retail revenue based upon agreed quarterly targets, and (iii) maintain a Retail gross margin percentage of at least 8%. In order to achieve these targets, we expect to invest in growth initiatives, with emphasis toward driving growth in B2B customer demand, for which we are seeing strong momentum year-to-date. We expect these investments, among others, to result in continued cash outflows from operating activities over the next twelve months.

As of September 30, 2022, we were in compliance with the financial covenants required by our new term loan agreement. However, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. If we breach our financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the new term loan agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the new term loan agreement will be successfully refinanced on terms that are acceptable us.

Despite the substantial amount of capital that we have raised from outside investors and lenders, as well as our Business Combination, as of September 30, 2022, we had no additional capital available for borrowing and no firm commitment from current or prospective investors to provide us additional capital to fund operations in the foreseeable future. While management believes the that we will be able to obtain additional capital, no assurance can be provided that such capital will be obtained or on terms that are acceptable to us. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we are unsuccessful in securing additional capital and/or executing our strategy of growth whereby we realize profits and generate sufficient cash inflows from operations to fund our obligations as they become due, we may be required to seek other strategic alternatives such as a further reduction in our current cost structure, or a recapitalization of our balance sheet, including related outstanding debt and equity securities. We could be forced, among other initiatives, to discontinue some or all of our operations or develop and implement a plan to further extend payables, reduce overhead or scale back our current operating plan until sufficient additional capital is raised to support further operations. For example, to reduce our current cost structure for the quarter ended September 30, 2022, we elected to reduce growth-related investments related to promotional spend and advertising expense, among other items, which impacts the number of retail active customers, one of the key indicators of our performance. Inability to raise additional capital would have a material and adverse effect on us.
Debt and Convertible Debt Financing
New Term Loan
On August 4, 2021, we entered into the New Term Loan. The New Term Loan provided us with $45.0 million at a floating per annum rate of LIBOR plus 8.5%, with a maturity date of August 4, 2025. The agreement provides the lender with a first priority security interest in all of our assets and contains a certain number of financial covenants, which requires us to (i) maintain minimum unrestricted cash balance of $15.0 million, (ii) maintain minimum net Retail revenue based upon agreed upon quarterly targets, and (iii) maintain a Retail gross margin percentage of at least 8%. These net Retail revenue and Retail gross margin targets are tested quarterly on a trailing twelve-month basis. The agreement also includes other affirmative and negative covenants, which, among other things, restrict our ability to pay dividends or make any distributions, incur indebtedness, make investments, incur liens, sell substantially all of its assets, and consummate fundamental changes. The agreement also subjects us to certain reporting covenants. We are required to provide monthly, quarterly, and annual financial statements, operating budget and metrics, and other financial information as requested. Also in connection with the term loan agreement, we issued 126,993 warrants to purchase preferred stock at an exercise price of $7.0871. These warrants were cashless exercised immediately prior to the consummation of the Business Combination and are no longer outstanding. As of September 30, 2022, we were in compliance with all covenants and reporting requirements under the New Term Loan. There was $45.0 million in principal remaining as of September 30, 2022.
On August 4, 2021, we also paid down the $5.0 million in remaining principal under our prior term loan. In connection with the loan repayment, our letter of credit was modified and we are required to maintain cash collateral for the outstanding letters of credit. As a result, the cash collateral related to the outstanding letters of credit are segregated in restricted cash accounts. Approximately $3.3 million of letters of credit were issued to us as of September 30, 2022.

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
As of September 30, 2022, (i) $0.3 million of the principal PIPE Convertible Notes were converted into 24,999 shares of common stock and (ii) the PIK Interest was added to the outstanding principal, increasing the remaining principal to $90.4 million. For further detail regarding the terms of the PIPE Convertible Notes, refer to Note 7, “Convertible Notes,” in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
Forward Purchase Agreement
Prior to the Closing, on November 28, 2021, Seven Oaks entered into the Forward Purchase Agreement with ACM for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Forward Purchase Agreement, ACM purchased approximately 6,504,768 shares of Seven Oaks’ Class A common stock (the “Forward Purchase shares”) and, one business day following the closing of the Business Combination, the Prepayment Amount of $65.1 million was paid out of the funds we received from Seven Oaks' trust account, which was held in a deposit account for the benefit of ACM until the “Valuation Date” (the second anniversary of the closing of the Business Combination, subject to certain acceleration provisions).
As discussed in Note 13, “Forward Purchase Transaction,” in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, if the VWAP of the shares falls below $5.00 per share for 20 out of any 30 consecutive trading days (a “VWAP Trigger Event”), then ACM may elect to accelerate the Valuation Date to the date of such VWAP Trigger Event. If ACM elects to accelerate the Valuation Date, the Valuation Period would commence, at which point the Forward Purchase Transaction would go through the process of being unwound.
The VWAP Trigger Event occurred on July 6, 2022, giving ACM the right to elect to accelerate the Valuation Date at its option, which it did on August 16, 2022. As a result of ACM’s election, as of August 16, 2022, the Valuation Period commenced, which resulted in an unwinding of the remaining 5,760,114 shares over the respective Valuation Period. The Valuation Period is determined by the daily trading of the shares on the NYSE, whereby the numbers of shares unwound in any given day during the Valuation Period is equal to 10% of the daily trading volume on each given trading day. The Valuation Period ended on October 24, 2022, which finalized the unwinding of the Forward Purchase Transaction and triggered the final cash settlement payment date. At the end of the Valuation Period, the proceeds due to the Company are approximately equal to the VWAP of the shares unwound during each trading day during the Valuation Period, net of $0.20 per share in fees.
Prior to the VWAP Trigger Event, ACM had sold 744,654 shares, for which we received net proceeds of $6.5 million, after paying related fees to ACM. From August 16, 2022 through September 30, 2022, 4,950,217 of the remaining shares were unwound in accordance with the terms of the agreement, for which we have collected $4.4 million, of which $0.3 million is interest payable to ACM. We expect to receive $0.5 million in additional proceeds in connection with the final cash settlement in the fourth quarter of 2022.

Equity Financing
Common Stock Purchase Agreement
On May 9, 2022, we entered into the Purchase Agreement with an investor related to a committed capital on demand facility (the “CCOD Facility”). Pursuant to the Purchase Agreement, we have the right from time to time at its option to sell to the investor up to the lesser of (i) $100.0 million of our common stock and (ii) the Exchange Cap which, under the applicable rules of the NYSE, states that in no event may we issue more than 19.99% of the voting power or number of shares of common stock outstanding, unless certain stipulations are met.
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
In the second quarter of 2022 we sold 3,109,400 shares of common stock to the investor, pursuant to the terms of the Purchase Agreement, for cash proceeds of $6.5 million. There were no sales in the third quarter of 2022.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(77,906)	$(27,095)
Net cash used in investing activities	$(1,710)	$(670)
Net cash provided by financing activities	$7,194	$35,702
Operating Activities
Cash used in operating activities consisted of net loss adjusted for non-cash items, including depreciation and amortization, stock-based compensation expense, the change in fair value of warrants and derivative instruments, and other non-cash items, as well as the effect of the changes in operating assets and liabilities.
Net cash used in operating activities was $77.9 million for the nine months ended September 30, 2022, primarily consisting of $94.4 million net loss, adjusted for certain non-cash items, which primarily included $13.8 million of stock-based compensation, $3.1 million in the combined change in fair value of warrants and derivative instruments, and $3.3 million in depreciation and amortization, as well as a $12.9 million net decrease in operating assets and liabilities.
A significant driver for the net decrease in operating assets and liabilities was the $15.0 million payment for the Palantir software licenses, which per the terms of the related Master Subscription Agreement discussed below, was required to be paid 30 days after the closing of the Business Combination. The payment largely attributed to the decrease of $14.2 million in accounts payable. The payment also resulted in the reclassification of the associated asset from deferred contract costs to prepaid expenses, and as such, is the primary driver of the decrease in deferred contract costs of $18.8 million and increases in current and noncurrent prepaid expenses of $4.5 million and $8.6 million, respectively. Also contributing to the net decrease in operating assets and liabilities is an increase of $2.0 million in unbilled receivables related to our software licensing agreements, as well as other changes to our net operating assets and liabilities of $2.3 million.

Net cash used in operating activities was $27.1 million for the nine months ended September 30, 2021, primarily consisting of $30.3 million net loss, adjusted for certain non-cash items, which primarily included $3.6 million of depreciation and amortization, $1.5 million in the change in fair value of warrants, and $1.2 million in stock-based compensation, as well as a $0.5 million net decrease in operating assets and liabilities. The decrease in our net operating assets and liabilities was primarily driven by the change in accounts payable and accrued expense of $6.0 million and change in prepaid and other current assets of $4.3 million, both primarily attributable to legal and consulting fees related to the Business Combination. Increases in advertising spend and accrued interest related to the term loan are also factors driving the changes in accounts payable and accrued expense, respectively. Also contributing to the net decrease in operating assets and liabilities is the change in receivables of $1.8 million and the addition of unbilled receivables, net of related deferred revenue of $3.7 million, both primarily related to our AEON software licensing agreement. Also contributing to the net decrease in net operating assets and liabilities is a $2.6 million change in inventory due to lower sales volume as well as other changes to our net operating assets and liabilities of $0.7 million.
Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities was $1.7 million, primarily due to $7.0 million in purchases of available-for-sale securities as well as $3.3 million spent in fixed asset capital expenditures and $1.2 million in interest paid to ACM. This was partially offset by the receipt of $6.8 million in funds which were recollected from the Prepayment Amount of the Forward Purchase Transaction, as discussed above, and $3.0 million in available-for-sale securities sold.
For the nine months ended September 30, 2021, net cash used in investing activities was $0.7 million, due to the purchase of fixed assets.
Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities was $7.2 million, primarily as the result of $6.5 million in proceeds from issuance of stock pursuant to the terms of the Common Stock Purchase Agreement as well as $0.8 million in proceeds from the exercise of stock options.
For the nine months ended September 30, 2021, net cash provided by financing activities was $35.7 million, primarily due to $43.1 million in net proceeds after debt issuance costs related to our term loan signed in August 2021, offset by repayments of the prior term loan of $7.7 million.
Other Commitments
We maintain our principal offices in New York, New York and maintain fulfillment centers and office space in various locations throughout the United States. Our future minimum rental commitments under non-cancelable leases was $15.5 million as of December 31, 2021.
In June 2021, we entered into a Master Subscription Agreement with Palantir under which we are contracted to pay $20.0 million over five years for access to Palantir’s Foundry platform, $15.0 million of which was due thirty days after the closing of the Business Combination, or on January 8, 2022. The initial $15.0 million was fully paid to Palantir during the first quarter of 2022.
In December 2021, we signed an addendum to a prior service agreement with Google LLC for access to the Google Cloud Platform. Under the addendum, we are required to pay $2.0 million, $4.5 million, and $8.5 million for the first, second, and third commitment periods, respectively. The first commitment period commenced December 1, 2021 and will last 12 months. The next two commitment periods begin at the end of the preceding period and each last 12 months. As of September 30, 2022, the total remaining commitment, gross of discounts, was approximately $12.7 million, with a minimum of $4.1 million due within the next 12 months.
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
Interest Rate Risk
We had a total cash balance plus marketable securities of approximately $39.4 million, including $3.3 million of restricted cash and $4.0 million of marketable securities, as of September 30, 2022 and a total cash balance of $107.8 million, including $2.8 million of restricted cash, as of December 31, 2021. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our Condensed Consolidated Financial Statements.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On February 8, 2022, a putative stockholder of the Company filed a complaint in the Delaware Chancery Court alleging that he is entitled to a monetary award, including certain attorneys’ fees and expenses in connection with a demand he made on the Company regarding the ability of Class A common stockholders to vote on certain charter amendments in connection with the Business Combination on December 8, 2021. Garfield v. Boxed, Inc., C.A. No. 2022-0132-VCZ (Del. Ch.). The parties have submitted motions and briefs on the matter and a hearing was held with the Court on October 19, 2022. The parties are awaiting the Court’s ruling. Given the early stage of this matter and the uncertainty inherent in litigation and investigations, we do not believe it is possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.
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
ITEM 1A. RISK FACTORS
Besides the risk factor described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, and this Quarterly Report.
An active, liquid trading market for our securities may not be sustained.
There can be no assurance that we will be able to maintain an active trading market for our common stock and warrants on the NYSE or any other exchange. On October 14, 2022, we received written notice from the NYSE that we are not in compliance with Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements. If we are unable to regain compliance with the NYSE’s listing standards, the NYSE may delist our securities. At that point, it is possible that our securities could be quoted on the over-the-counter bulletin board or the pink sheets. This could have negative consequences, including negative publicity, a negative effect on the price of our securities, reduced liquidity for stockholders, reduced trading levels for our securities, limited availability of market quotations or analyst coverage of our securities stricter trading rules for brokers trading our securities, diminished investor, supplier and employee confidence, and reduced access to financing alternatives for us. We also would be subject to greater state securities regulation if our common stock was no longer listed on a national securities exchange. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with NYSE’s listing requirements.

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
We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain or attract employees. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. In addition, we may have to take additional steps, such as issuing additional equity, to make the equity component of our compensation packages more attractive to attract and retain employees. These steps could result in dilution to stockholders. Any changes in our compensation practices or those of our competitors could affect our ability to retain and motivate existing personnel and recruit new personnel. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations may be materially and adversely affected.
The price of our common stock and warrants has been and may continue to be volatile or may continue to decline regardless of our operating performance, resulting in substantial losses for our stockholders and warrant holders.
The market price of our common stock, as well as our warrants, has and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•changes in our Board or management;
•sales of large blocks of our common stock or warrants, including sales by us or by our executive officers, directors or major shareholders, including the sale of the Forward Purchase shares pursuant to the Forward Purchase Agreement;

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
The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. Market fluctuations have, and could continue to, result in extreme volatility in the price of shares of our common stock or warrants, which could cause a decline in the value of your investment. Price volatility is, and may continue to be, greater when the public float and trading volume of shares of our common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.

Our securities are currently listed on the “NYSE.” For continued listing, we are required to meet specified listing standards, including a minimum stock price, market capitalization, and stockholders’ equity. Subsequent to the end of the third quarter of 2022, on October 13, 2022, we received written notice from the NYSE that we are not in compliance with Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements. We can regain compliance at any time within the six-month period following receipt of the notice from the NYSE if on the last trading day of any calendar month during the cure period we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We intend to consider available alternatives, including, but not limited to, a reverse stock split, subject to stockholder approval, no later than at our next annual meeting of stockholders, if necessary to cure the stock price non-compliance. If we are unable to regain compliance with the NYSE’s listing standards, the NYSE would delist our securities. At that point, it is possible that our securities could be quoted on the over-the-counter bulletin board or the pink sheets. This could have negative consequences, including negative publicity, a negative effect on the price of our securities, reduced liquidity for stockholders, reduced trading levels for our securities, limited availability of market quotations or analyst coverage of our securities, stricter trading rules for brokers trading our securities, diminished investor, supplier, and employee confidence, and reduced access to financing alternatives for us. We also would be subject to greater state securities regulation if our common stock was no longer listed on a national securities exchange. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with NYSE’s listing requirements.

Our need to raise additional capital in the future to execute on our business plan and meet the financial covenants included in our term loan raise substantial doubt about our ability to continue as a going concern.

To date, we have raised a substantial amount of capital from outside investors and lenders through the issuance of stock and borrowings, including under our New Term Loan, as well as through the consummation of the Business Combination. As of September 30, 2022, there is $32.1 million in cash and cash equivalents on our balance sheet.

We expect to continue to rely on outside capital for the foreseeable future to execute our strategy of investing in growth at the expense of short and long-term profits and expect to continue to make substantial investments in our business, including in the expansion of the merchandise sold on our platform and in our research and development for our Software & Services segment, in addition to incurring additional costs as a result of being a public company. However, there are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash and investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations for at least the next twelve months, our liquidity, financial condition and business prospects may be materially and adversely affected.

Included in the capital raised to date is the New Term Loan, entered into in August 2021 for principal of $45.0 million. The term loan contains a certain number of financial covenants, which requires us to (i) maintain minimum unrestricted cash balance of $15.0 million, (ii) maintain minimum net Retail revenue based upon agreed quarterly targets; and (iii) maintain a Retail gross margin percentage of at least 8%. In order to achieve these targets, we expect to invest in growth initiatives, with emphasis toward driving growth in B2B customer demand. As of September 30, 2022, we were in compliance with the financial covenants required by our term loan. However, these uncertainties, including the inherent uncertainties associated with executing our growth strategy, combined with the financial covenants and growth requirements associated with our $45.0 million term loan, create risk that we may not be able to maintain compliance with one or more of these covenants over the next twelve months.

Further, as of September 30, 2022, we had no additional capital available for borrowing and no firm commitment from current or prospective investors to provide us additional capital to fund operations in the foreseeable future. These uncertainties, including the inherent uncertainties discussed above regarding our growth strategy and financial covenants, raise substantial doubt about our ability to continue as a going concern.

Our business plans may change, general economic, financial or political conditions in our markets may change, or other circumstances may arise, that have a material and adverse effect on our cash flow and the anticipated cash needs of our business. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. We cannot predict the timing or amount of any such capital requirements at this time, and there can be no assurance that we will be able to obtain additional financing on terms acceptable to us, if at all, or that we will generate sufficient future revenues. Our management and Board will have broad discretion in determining when, whether, and how we raise additional capital and, unless required by the rules of NYSE, such capital raises will not require stockholder approval. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we raise additional funds through issuances of debt securities, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to run our business or incur additional indebtedness. The debt financing could also contain restrictive covenants that may impact how we run our business and could result in the loan being paid back in full immediately if we are in non-compliance.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected. We could be forced, among other initiatives, to discontinue some or all of our operations or develop and implement a plan to further extend payables, reduce overhead or scale back our current operating plan until sufficient additional capital is raised to support further operations. For instance, in the quarter ended September 30, 2022, the Company elected to reduce growth-related investments related to promotional spend and advertising expense, among other items, which impacts the number of retail active customers, one of the key indicators of our performance. Furthermore, if our vendors believe our credit and risk profile has adversely changed, we may also have decreased success in product sourcing because we may not be able to maintain attractive credit and invoicing terms. We also could be required to seek funds through arrangements with partners or others that may result in additional liens on our assets.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of June 13, 2021, by and among the Registrant, Blossom Merger Sub, Inc., Blossom Merger Sub II, LLC and Giddy Inc.	8-K	001-39817	2.1†	6/14/2021
2.1(a)	Amendment to Agreement and Plan of Merger, dated as of November 26, 2021, by and among the Registrant, Blossom Merger Sub, Inc., Blossom Merger Sub II, LLC, and Giddy Inc.	8-K	001-39817	2.1	11/26/2021
3.1	Amended and Restated Certificate of Incorporation of Boxed, Inc.	8-K	001-39817	3.1	12/14/2021
3.2	Amended and Restated Bylaws of Boxed, Inc.	S-1		3.2	12/22/2021
4.1	Specimen Common Stock Certificate.	8-K	001-39817	4.1	12/14/2021
4.2	Warrant Agreement between the Registrant and Continental Stock. Transfer & Trust Company, dated as of December 17, 2020.	8-K	001-39817	4.1	12/23/2020
4.3	Form of Warrant Certificate.	8-K	001-39817	4.3	12/14/2021
10.1	Boxed, Inc. Non-Employee Director Compensation Policy.					*
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

BOXED, INC.

Date: November 9, 2022	By:	/s/ Chieh Huang
	Name:	Chieh Huang
	Title:	Chief Executive Officer

Date: November 9, 2022	By:	/s/ Mark Zimowski
	Name:	Mark Zimowski
	Title:	Chief Financial Officer